Form 10QSB
period 2000-06-30
FOCUS FINANCIAL GROUP INC /
filed 2000-11-20
CIK 1101216

FOCUS FINANCIAL GROUP, INC.



                          FILING TYPE:     10QSB
                          DESCRIPTION:     QUARTERLY  REPORT
                          FILING DATE:     NOVEMBER 17,  2000
                          PERIOD  END:     JUNE  30,  2000


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

For  the  quarter  ended  June 30, 2000
Commission  file  no.  0-28593


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

              Yes    X                No
                    ---                    ---

     As of June 30, 2000, there are 800,000 shares of voting stock of the registrant issued and outstanding.

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


                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

FOCUS FINANCIAL GROUP, INC.
(A Development Stage Company)

BALANCE SHEET


June 30,                                                                2000
--------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                           $        -

Intangible assets:
    Organizational costs
    (Less accumulated depreciation)                                     8,472
--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                    8,472
--------------------------------------------------------------  --------------



LIABILITIES

Current Liabilities:
    Accrued expenses                                               $    5,682
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                               5,682
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
     800,000 shares issued and outstanding                                800
Preferred stock - no par value - 10,000,000 shares authorized
     No shares issued or outstanding                                        -
               Additional paid-in-capital                               4,200
               Accumulated deficit                                     (2,210)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                              2,790
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    8,472
--------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

FOCUS FINANCIAL GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


For the period April 1, 2000 to June 30, 2000
--------------------------------------------------------------  ---------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:
    Amortization                                   $   1,210
    Professional fees                                  1,000
 Net loss for period                                                    (2,210)
--------------------------------------------------------------  ---------------

Loss before income taxes                                                (2,210)
--------------------------------------------------------------  ---------------
Income  taxes                                                                -
--------------------------------------------------------------  ---------------

Net loss                                                                (2,210)
--------------------------------------------------------------  ---------------

Accumulated deficit - June  30, 2000                            $       (2,210)
--------------------------------------------------------------  ---------------

Net loss per share                                              $      (0.0028)
--------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements

FOCUS FINANCIAL GROUP, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




For the period April 1, 2000 to June 30,  2000
------------------------------------------------------------------------------


                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Issuance of Common Stock:
                                           800,000          -      800       4,200           -        5,000

Net Loss                                         -          -        -           -      (2,210)      (2,210)
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                           800,000  $       -  $   800   $   4,200  $   (2,210)  $    2,790
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------


     The accompanying notes are an integral part of the Financial Statements

FOCUS FINANCIAL GROUP, INC.
(A Development Stage Company)

Statement of Cash Flows


For the period April 1, 2000 to June 30, 2000
------------------------------------------------------------------  --------------
Operating Activities:
        Net loss                                                     $     (2,210)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                      (2,210)
------------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                                   -
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                       -
------------------------------------------------------------------  --------------

Net increase in cash                                                            -
------------------------------------------------------------------  --------------

 Cash-June 30, 2000                                                $            -
------------------------------------------------------------------  --------------


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

Interim  Financial  Statements

The June 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $2,210 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of June 30, 2000 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $2,210 from April 1, 2000 through June 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item  3.  Defaults  in  Senior  Securities

         None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).1         Articles  of  Incorporation  filed  November 18,  1999

3(ii).1        By-laws

27       *     Financial  Data  Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed  herewith

     (b)  No  Reports on Form 8-K were filed during the quarter  ended June 30,
2000

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