Form 10KSB
period 2000-12-31
NATIONWIDE COMPANIES INC
filed 2001-04-17
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

       (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

Commission file no.: 000-28593


                         THE NATIONWIDE COMPANIES, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                             65-0962627
------------------------------                            -------------------
(State or other jurisdiction                              (IRS Employer
   of incorporation)                                      Identification No.)


4350 Oakes Road, Suite 512
Davie, FL                                                     33314
------------------------------                           -------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (954) 584-5080
                                                     ---------------------

                           FOCUS FINANCIAL GROUP, INC.
                              22154 Martella Avenue
                              Boca Raton, FL 33433
        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)




Copy of Communications to:
                                  Mintmire & Associates
                                  265 Sunrise Avenue, Suite 204
                                  Palm Beach, FL 33480
                                  (561) 832-5696

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
        -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2000: $ 6, 392,752.

Of the 2,500,000 shares of voting stock of the registrant issued and outstanding as of March 15, 2001, 500,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

There were 2,500,000 shares of the registrant's common stock outstanding as of March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:        None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SUMMARY TABLE OF CONTENTS

PART I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, List and Reports on Form 8-K.

PART I

Forward Looking Statements

This Form 10-KSB includes "forward looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

         ITEM 1.  Description of Business

         (a) Development
The name of our company is NATIONWIDE COMPANIES, INC. f/k/a Focus Financial Group, Inc. We were incorporated under the laws of the State of Florida on November 18, 1999. We commenced operations as a developmental stage company and had no revenues from inception until consummating our merger with Team Nationwide, Inc., a Florida corporation, on January 8, 2001. Until this merger our activities had been limited to actions related to our organization. For the fiscal year 2000 we operated as a "shell" company conducting virtually no business operations, other than our efforts to seek a merger partner or acquisition candidate. Until our merger we had no full time employees and owned no real estate.

On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 300,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered her resignation in accordance with the terms of the Agreement. Richard L. Loehr was elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Richard L. Loehr, Chief Executive Officer and President, Lynda M. Davis, Vice-President and Secretary, Douglas Borr, Vice-President and Carol Boozer, Vice-President and Treasurer..

The Company also announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from Focus Financial Group, Inc. to The Nationwide Companies, Inc. In addition, the company issued to Mr. Richard L. Loehr, 2,000,000 shares in exchange for services. Total issued and outstanding stock after effecting the Share Exchange Agreement and the issuance of shares to Mr. Loehr is 2,500,000.

Copies of the Agreement are filed herewith as Exhibit 4.2, and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to the full text of such agreements.

As part of our Reorganization, we have adopted a new business plan which shall be described in greater detail below.

IN GENERAL - THE COMPANY

The Nationwide Companies, Inc. will now operate as a direct sales company. The Company sells a range of benefit packages and diversified products through independent marketing directors and associates. The Company is founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. For those seeking an income opportunity, the Company's carefully structured pay plan allows its Independent Marketing Directors ("IMD's") to reap the financial rewards of direct sales.

Nationwide's Core Business

Direct selling, or network marketing, is one of the most effective marketing strategies in the world. Powered by personal relationships, lucrative financial incentives and time freedom, network marketing business companies are driven by highly consumable, quality products. Direct sales organizations traditionally have the ability to grow at rates faster than seen in most other industries. Direct sales is a powerful and persuasive way to introduce products, generating strong "word of mouth" validation by directly rewarding consumers for sharing their excitement about a company's products or services. The industry supports above average profit margins due to this value-added personal interaction.

The Nationwide family of companies is a direct sales and distribution organization. Its unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying. Nationwide offers a wide variety of market-driven products and services through a network of IMDs and associates -- "Team Nationwide". The Company has developed its distribution system based on the one-to-one marketing concept of direct selling, creating value for the Company and significant revenue for our IMDs.

The Company's products and services include many benefit packages including automotive discounts, financing, leasing, mortgages, insurance, travel and vacation packages, telecommunications and much more. Other products include an array of consumer-oriented products and services including car care products, dietary and nutritional supplements, personal care jewelry and stained glass.

Nationwide offers two benefit packages:

1. A Three-Year Family Benefit Package for the whole family, including the owner and souse, their parents and all children (no age limit). A family package sells for $2,195.00. Financing is also available for this package @ $895 down and $75.95 per month for 20 months.
2. A Two-Year Individual Benefit Package for the owner and spouse, which has the same benefits as the family package, sells for $795,00. Financing for this package includes $95 down and $34.95 per month for 20 months.

As direct sales and distribution organization, Nationwide does not engage in manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers by Nationwide's subsidiary divisions. In this manner the Company controls all aspects of the supply chain.

The Nationwide Marketing Plan

Nationwide will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of Nationwide's success. Nationwide understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The points listed below are the constant focus of the Nationwide management team:

     o    Emphasis on training and motivation.

     o    Cultivate and attract both new and strong leaders.

     o    Promote unique offerings of cost-effective products and services.

     o    A pay plan that leads the industry.

     o    Availability and accessibility of executive management.

Independent Marketing Directors

As a direct sales Company, sales of Nationwide's products are dependent upon the efforts of, Team Nationwide, the Company's IMDs and associates. Management expects the number of IMDs and associates to continue to grow as the Company expands and as distributor recruitment increases. IMD growth is an essential component in our continued success in the direct selling industry. Nationwide believes its distributor compensation plan is one of the most financially rewarding in the industry. IMD commissions and bonuses are calculated and paid weekly and monthly based on volume sales as outlined in the Company's pay plan. Commissions are the Company's most significant expense. Management believes distributor commissions as a percent of net sales will remain relatively constant going forward.

Nationwide's Compensation Plan

The compensation program is available from the Company.

Nationwide offers a "binary" compensation program. In our plan, an IMD is allowed to occupy one or more "business centers," (Bonus Points and Pay Points) each limited to two downline legs. Compensation is paid on group volume of the downline legs rather than a percentage of sales of multiple levels of distributors. Thus, payment is volume driven rather than level driven. Sales volume must be balanced in the two legs to be eligible for commissions, which are paid at designated points when target levels of group sales are achieved. Payment is on a weekly and monthly basis.

Nationwide chose a binary compensation structure because of several important advantages offered by this type of direct sales compensation program. Nationwide's compensation plan is designed to give generous rewards to all levels of participation. Our generous plan rewards IMDs and generates significant sales for the Company.

Training

Nationwide has developed professional marketing and training tools to facilitate the success of every Nationwide independent marketing director. Over the past several years Nationwide has developed a highly successful training program for its IMDs. To address the fact that people communicate in different ways, the company has developed two methods to allow IMDs to share information:

o The traditional person-to-person method with printed materials, video, audio tapes, pre-recorded and live phone conversations. And, unique to Nationwide, Chairman Richard Loehr, and the executive management are available to all IMD's and associates of The Nationwide Companies to answer their questions.

o For associates with computers, Nationwide has developed our Internet site, www.teamnationwide.com for online training and downloadable documents.

Teamnationwide.com

Nationwide has designed and maintains a state-of-the-art Internet site, teamnationwide.com. The site has grown quickly and is an important sales tool for the Company and our IMDs. An eCommerce site, teamnationwide.com is a secure venue where IMDs and associates can recruit prospects, purchase products, price new and used vehicles, advertise, download training materials and more. Our newest addition to our Web site is the Nationwide WebMart, an online auction featuring categories from antiques to recreational vehicles. Via the internet, IMDs and customers may shop from the comfort of their own homes 24 hours a day, 7 days a week.

Conventions

Nationwide holds four conventions annually, the Winter Nationals, Spring Nationals, Summer Nationals and the Grand Nationals. Additionally hundreds of workshops are held around the country each week. Conventions are gala affairs intended to inspire the independent distributor force. They are an essential component for any direct sales company. Conventions allow the Company to introduce new products, bring out new training materials and showcase successful distributors. All keynote speakers at Nationwide events are a part of Team Nationwide. In addition to providing inspiration and motivation for independent distributors, conventions offer the opportunity for the Company to sell a wide range of training and promotional goods including tapes, hats, shirts and other goods and apparel emblazoned with the Nationwide logo.

Trademarks, Patents and Proprietary Information

Many of Nationwide's products are sold under trade names that are exclusive to Nationwide in order to protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. In this regard, trademarks protect the Company's diet and nutrition line -Vita-"Products" and Thermo(TM) space age care products. Other Nationwide products and services are protected under exclusive agreements with our business partners. The Company holds no patents.

The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company also seeks to protect its official literature by means of copyright protection.

Management

Nationwide has assembled a trustworthy and dedicated management team comprised of leaders in their respective industries. These skilled individuals are committed to accomplishing the goals set forth in this business plan. Refer to
Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons for biographies of our management.

THE INDUSTRY

Nationwide is positioned at the leading edge of several multibillion dollar industries -- automotive sales and services, healthcare products and services, nutritional supplements, personal care products, telecommunications, travel, insurance and financial services. The Company unites these industries through a direct sales force to provide quality products and services devoid of high advertising costs and overhead. The Company believes it has both the products and marketing expertise to aggressively capture a significant share of these growing industries

ITEM 2.  Description of Property

Nationwide maintains offices at the following locations:

Davie, Florida

     o The Nationwide Companies, Inc. is headquartered at 4350 Oakes Road, Suite 512, Davie, Florida, 33314. Principals can be reached at (954) 584-5080.

     o At this time, Nationwide's associated operating companies all operate from these leased offices which comprise 2400-sq. ft. in a newly constructed commercial complex. The Company has an option to renew its lease in 2005.

Cumming, Georgia

     o Nationwide's Data Processing Center is currently located at 475 Tribble Gap Road, Suite 105, Cumming, Georgia, 30040. Local Management may be reached at (9800) 227-6030. The Data Processing Center is scheduled to be relocated to the Davie headquarters in June of 2001.

ITEM 3.  Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened

ITEM 4.  Submission of Matters to a Vote of Security Holders

On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 300,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.


PART II

ITEM 5.  Market For Common Equity and Other Shareholder Matters.

No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

If and when the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of March 15, 2001, there were 44 holders of record of the Company's common stock.

As of the date hereof, the Company has issued and outstanding 2,500,000 shares of common stock. Of this total, 500,000 shares may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act") since such shares were originally issued in transactions more than two (2) years ago. 2,000,000 such shares remain restricted under Rule 144 since such shares are held by an affiliate.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Public Quotation of Stock

The Company has not as of this date, but intends to request in the immediate future a broker-dealer who has not been identified at this time, to act as a market maker for the Company's securities. Thus far the Company has not requested a market maker to submit the Company's Form 10-SB to the National Association of Securities Dealers and to serve as a market maker for the Company's Common Stock. The Company anticipates that other market makers may be requested to participate at a later date. The Company will not use consultants to obtain market makers. There have been no preliminary discussions between the Company, or anyone acting on its behalf, and any market maker regarding the future trading market for the Company. It is anticipated that the market maker will be contacted prior to an acquisition or merger and only by management of the Company.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATIONS

OVERVIEW

The company was founded as a Florida corporation in 1999 as a direct sales organization. The Company sells a range of benefit packages and diversified products through independent marketing directors. The Company is founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. Nationwide has developed strategic alliances which supply products and services to the Company's independent marketing directors and associates located throughout the United States. Nationwide is one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association's high ideals.

On December 28, 2000 The Nationwide Companies, Inc., a Florida corporation acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name to The Nationwide Companies, Inc.

The Company experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of Membership Fees in excess of 209% in 2000 over 1999 and the Net income of the company in 2000 was $ 528,829 up significantly compared to a net operating loss in 2000 over 1999. The Company expects to experience a period of growth, which will require it to increase the scale of its operations. This increase will include the hiring of additional personnel, and expanded office space, which will contribute to higher operating expenses. The increase in operating expenses is expected to be fully funded by an increase in revenues and the Company expects to remain debt free. Expansion of the Company's operations may cause a strain on the Company's management and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systmes, procedures and controls.

Nationwide's powerful Benefits Package continues to save its associates thousands of dollars on products and services they're already using. Included in the package are savings on: Insurance, Overnight Shipping, Extended Service Contracts and Nationwide's private label Thermo Car Care product line and Vita product personal care line.

         12 Month Plan of Operations

Over the next twelve (12) months the Company will focus on increasing the number of independent marketing directors and associates located throughout the United States. Nationwide will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of Nationwide's success. Nationwide understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of the Nationwide management team will include (i)an emphasis on training and motivation, (ii) cultivating and attracting both new and strong leaders, (iii)promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

The Company has adopted internet technology enthusiastically and maintains an internet site as a means of communication, training and ordering for its associates. The Company is committed to not losing site of the fact that its products, services and independent sales force are the hallmarks of the Company.

The Company has adopted an operational strategy to form strategic alliances with multiple business partners. As a direct sales and distribution organization, Nationwide does not engage in manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers or by Nationwide's affiliated Companies. In this manner the Company has a high level of control of the supply chain. These strategic alliances and affiliated companies will further reduce Nationwide's risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices.

To distinguish Nationwide from the competition, the Company plans to identify, develop and launch additional services, product lines and strategic alliances. In this regard, the Company is currently researching the feasibility of establishing a Woman's Cosmetic Products, Fruit and Gift Products, Internet mortgage and automobile financing. The Companies strategic partners include Bank of America, United Parcel Service (UPS(TM)), Thrifty Car Rental, Hertz(R), DirecPC(TM), Miracle Ear(R), Southeastern Gems, Gold and Diamonds, name brand furniture, major insurance underwriters and more.

Results of Operations - Full Fiscal Year 2000

         Revenues

To date, prepaid fees of our IMD's have accounted for substantially all of the Company's revenues. The Company believes that the main focus of its revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying.

For the fiscal year ending December 31, 2000, the Company on a consolidated audited basis derived approximately 96% of its revenue from Benefit package sales. The Company's ability to achieve revenues in the future will depend in significant part upon its ability to maintain relationships with and provide support to, existing and new associates. There can be no assurance that the Company's revenues will increase in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to market its benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for its associates in the average selling price of the affiliated company's products.


RECENT FINANCIAL RESULTS

FISCAL 2000 COMPARED TO FISCAL 1999

Revenues for the fiscal year ending December 31, 2000 were $6,392,752. This represents an increase of 209% as compared to revenues of $2,065,549 for the fiscal year ending 1999. Income from operations for the fiscal year 2000 was $528,829 as compared to a loss from operations for fiscal year 1999 of $1,084,705. Net income for the fiscal year 2000 was $528,829, or $0.21 per share on a basic basis and a diluted basis. By comparison, net loss for the fiscal year 1999 was $1,084,705, or $0.43 loss per share on a basic and diluted basis.

DIRECT COSTS. Direct Costs of services increased by $3.21, or 210%, from $1,528,417 in fiscal 1999 to $4,742,772 in fiscal 2000. As a percentage of revenues, Direct Costs increased from 74% in fiscal 1999 to 77% in fiscal 2000. The increase as a percentage of revenues was due primarily to the fact that Nationwide's relationship to revenue to direct costs varies based on a tier system.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $500,686, or 31%, from $1,621,837 in fiscal 1999 to $1,121,151 in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 79% in fiscal 1999 to 18% in fiscal 2000. General and administrative expenses decreased as a percentage of revenues primarily because Nationwide decreased its administrative and labor costs. In addition, the dollar decrease in general and administrative expenses was caused in part by Nationwide better utilizing existing space and systems.

Provision for Income Taxes. The provision for income taxes increased from $ 0 in fiscal 1999 to $ 0 in fiscal 2000. The provision for fiscal 2000 consists of $ 0 for current year operations.


LIQUIDITY AND CAPITAL RESOURCES

Nationwide's operating activities used cash of $158,310 in fiscal 1999, whereas in fiscal 2000 Nationwide's operating activities provided cash of $1,027,375. In fiscal 1999, cash from operating activities was used for the net loss for the period. In fiscal 2000, cash from operating activities resulted primarily from net income of $528,829 and an increase in revenue received in advance from prepaid commissions, accounts payable and accrued expenses of $474,546.

Cash used in investing activities was $11,399 in fiscal 1999, and $454,235 in fiscal 2000. The increased use of cash for investing activities in fiscal 2000 as compared to fiscal 1999 resulted primarily from Nationwide's advance to an affiliate.

Nationwide's financing activities provided cash of $169,702 in fiscal 1999. A principal source of cash for financing activities in those years was a cash overdraft and a loan from a stockholder which totaled $165,709. In fiscal 2000, Nationwide's financing activities used cash of $185,027. This consisted primarily of $190,709 to purchase the public reporting shell corporation and cash overhead.

As of December 31, 2000, Nationwide had cash and cash equivalents of $388,113 and Total Current Assets of $4,773,782 and Total Current Liabilities of $5,154,034.

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on our financial results. However, inflation may adversely affect our future financial results.

YEAR 2000 COMPLIANCE

The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. We do not foresee any materially adverse impact on our operations or those of our suppliers as a result of year 2000 compliance.


Item 7  FINANCIAL STATEMENTS

The Financial Statements of The Nationwide Companies, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Robert Jarkow, Certified Public Accountant, 311 North Andrews Avenue, Ft. Lauderdale, Florida 33309, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                          INDEX TO FINANCIAL STATEMENTS
                                Table of Contents

                                                                          Page

Independent Auditor's Report                                              F-1
Consolidated Balance Sheet                                                F-2
Consolidated Statements of Operations                                     F-3
Consolidated Statement of Shareholders' Deficit                           F-4
Consolidated Statements of Cash Flows                                     F-5
Notes to Consolidated Financial Statements                                F-6

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT

                            3111 North Andrews Avenue
                         Fort Lauderdale, Florida 33309

                                 (954) 630-9070


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Nationwide Companies, Inc.

I have audited the accompanying consolidated balance sheet of Nationwide Companies, Inc. as of December 31, 2000 and the consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2000 and from January 15, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

The audits were conducted in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Companies, Inc. as of December 31, 2000 and the results of its operations and cash flows for the year ended December 31, 2000 and from January 15, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




/s/ROBERT JARKOW, CPA

January 17, 2001

      NATIONWIDE COMPANIES, INC.

      CONSOLIDATED BALANCE SHEET

      December 31, 2000

       ASSETS
Current Assets

      Cash                                                                   $388,113
      Prepaid commissions                                                   3,920,035
      Advance to related company                                              465,634

            Total current assets                                            4,773,782

Prepaid commissions-long term                                                 843,960

Independent marketing associate data base and web site-
               net of accumulated amortization of $38,000                      57,000

Equipment-net of accumulated depreciation of $10,000                            5,000

                                                                           $5,679,742

      LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

      Accounts payable and accrued liabilities                               $232,481
      Revenue received in advance                                           4,871,553
      Due to shareholder                                                       50,000
            Total current liabilities                                       5,154,034

Revenue received in advance-long term                                       1,036,902

Shareholders' Deficit

      Common stock-par value $.001; 10,000,000 shares authorized,
           2,500,000 issued and outstanding                                    44,682
      Deficit                                                               (555,876)
            Total shareholders' deficit                                     (511,194)

                                                                           $5,679,742

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                January 15, 1999
                        (Inception) to December 31, 1999
                          Year Ended December 31, 2000






                                                                                  2000              1999
Revenue

                                              Membership fees               $6,146,752            $2,054,949

                                    Commissions-related party                  246,000                10,600

                                                Total Revenue                6,392,752             2,065,549

Direct costs                                                                 4,742,772             1,528,417

                                                 Gross profit                1,649,980               537,132

Selling, general, and administrative expenses                                1,121,151             1,621,837

                                            Net income (loss)                 $528,829          ($1,084,705)

Earnings (loss) per share-basic                                                  $0.21               ($0.43)

Weighted - average common shares outstanding                                 2,500,000             2,500,000

Pro forma Tax (Unaudited):

The Pro forma Tax is computed as if the Company was taxed for the entire periods as a conventional Corporation under the Internal Revenue Code.

 Income (loss) from operations before income tax                 $528,829                    ($1,084,705)

Provision for Income Tax *                                              0                              0

Net Income                                                       $528,829                    ($1,084,705)

Basic earnings (loss) per share                                     $0.21                         ($0.43)

* No provision for income tax in year 2000 because of the loss carry forward from 1999.
  No credit in 1999 because of the uncertainty of the utilization of the loss carry forward.

                          The accompanying notes are an
                  integral part of these financial statements.
                                      F-3-

                           NATIONWIDE COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                January   15, 1999  (Inception)  to December 31, 1999 Year Ended
                          December 31, 2000








                                                                    Common Stock
                                                           Shares           Amount       Deficit

                         Initial capitalization         2,500,000          $44,682

        Net (loss) January 15, 1999 (inception)
                           to December 31, 1999                                           ($1,084,705)

                      Balance December 31, 1999         2,500,000           44,682         (1,084,705)

Net income for the year ended December 31, 2000                                                528,829

                      Balance December 31, 2000         2,500,000          $44,682          ($555,876)




















   The accompanying notes are an integral part of these financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                January 15, 1999 (Inception) to December 31, 1999
                          Year Ended December 31, 2000








                                                                                    2000            1999
Cash flows from operating activities
          Net income (loss)                                                     $528,829            ($1,084,705)
          Adjustments to reconcile net income (loss) to net cash
            provided (used) by operating activities
                    Depreciation and amortization                                 24,000                 24,000
                    (Increase) in prepaid commissions                          2,381,116)            (2,382,879)
                    Increase in accounts payable and accrued                     166,179                 66,302
                    liabilities
                    Increase in revenue received in advance                    2,689,483              3,218,972
                         Total adjustments                                       498,546                926,395

                         Net cash provided (used) by operating                 1,027,375              (158,310)
                    activities

Cash flows from investing activities
          Advances to related company                                           (454,235)               (11,399)

Cash flows from financing activities
          Increase (decrease) in cash overdraft                                 (115,709)                115,709
          Sale of common stock                                                                            4,000
                                                                                       -
          Loan from shareholder                                                                          50,000
                                                                                       -
          Capital contribution                                                     5,682
                                                                                                              -
          Acquisition of public shell                                            (75,000)
                                                                                                              -

          Net cash provided (used) by financing activities                      (185,027)                169,709

Net increase in cash                                                             388,113                      0

Cash - beginning                                                                      0

Cash - end                                                                      $388,113                     $0

Supplemental disclosures of cash flow information:
          Interest paid                                                           $4,500                 $4,315

          Non cash financing activities
          Assets contributed by shareholder in exchange for                                            $110,000
          equity                                                                      -


   The accompanying notes are an integral part of these financial statements.
                                       F-5-

                           NATIONWIDE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 1. Public Entity

          On December 28, 2000, an inactive public shell corporation, Focus Financial Group, Inc. (formed November 18, 1999), with no assets or liabilities, was acquired by a privately held operating company. The public company changed its name to Nationwide Companies, Inc. The owners of the private company received 80% of the public entity in exchange for 100% of their stock in the private company and the privately owned company became a wholly owned subsidiary of the public entity.
          The transaction was accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the recorded assets, liabilities, and operations of the private company were carried forward at historical amounts and the equity has been restated to give effect to the transaction from inception.

Note 2. Summary of Significant Accounting Policies

Nature of Operations
           The Company is a direct sales organization which supplies products (for example: new cars, jewelry, and health and skin care products) and services (for example: health insurance, and travel services) to the Company's Independent Marketing Associates (members) through affiliated companies.

Principles of Consolidation
          The  consolidated   financial   statements   include  amounts  of  the
subsidiary. All intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates
           Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Revenue Recognition of Independent Marketing Associates Fees
          Independent Marketing Associates membership fees, and associated Direct Costs- consisting of commissions, are deferred and recognized over the term of the membership period (one or two years) on the straight line basis (because the Independent Marketing Associates buying patterns are random and cannot be predicted).
           The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in December 1999. The Company has reviewed its revenue recognition policies and believes it is in compliance.

                            NATIONWIDE COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 2. Summary of Significant Accounting Policies (continued)

Cash Concentration
          The Company maintains its cash in bank deposit accounts which may exceed the $100,000 federally insured limits.

Independent Marketing Associates Data Base and Web Site
           Independent marketing associates data base and web site is recorded at $95,000, which was the cost to the contributing shareholder. Amortization is computed using the straight-line method over the five year estimated useful life.

Equipment
           Equipment  is  recorded  at  $15,000   which  was  the  cost  to  the
contributing shareholder. Depreciation is computed using the straight-line method over the three year estimated useful lives of the assets.

Earnings (Loss) Per Share
           Earnings (loss) per share is calculated by dividing net income (loss) by the average number of shares outstanding during the period.
          At December 31, 2000 and 1999 there are no shares that would cause a dilution of earnings (loss) per share.


Note 3. Commitments

          Long-Term Operating Lease-The Company has a commitment under a lease for office space, expiring on July 31, 2005. The following summarizes the future minimum lease payments under the non-cancelable operating lease obligation: for 2001 is $32,000; 2002 is $33,000; 2003 is $34,000; 2004 is $36,000 and 2005 is
$21,000. Rent expense for 2000 and 1999 was approximately $29,700 and $27,700, respectively.

         Consultant Agreement- The Company has a consulting agreement which expires December 2002. The agreements require a monthly payment of $6,000 and may be terminated after June 2001 by either party.

                            NATIONWIDE COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



Note 4. Related Party Transactions

          Affiliated companies-The Company's products and services are supplied by companies that are owned by the Company's majority shareholder. The affiliated companies sell only to the Company's Independent Marketing Associates. No revenue is realized by the Company for product or service sold by theses affiliates. One affiliate pays a commission, based on product sales, to the Company. The revenue received by the Company from this affiliate is reflected in the Statement of Operations as Commissions.

          At December 31, 2000, the Company has advanced, interest free, one affiliate $465,634. This amount is anticipated to be repaid in 2001.

          Due to Shareholder is due on demand and bears interest at 9%. Interest expense for 2000 and 1999 was approximately $4,500 and 4315, respectively.

Note 5.  Income Tax

           Prior to the reverse acquisition, the privately held company was an S Corporation under the Internal Revenue Code. Accordingly, it was not responsible for payment of Income Taxes.
           At December 31, 2000, there are no items that give rise to deferred income taxes.

Note6. Common Stock

          Common stock on the initial capitalization was arrived at as follows:

             Assets contributed                       $110,000
             Sale of common stock                        4,000
             Capital contribution                        5,682
             Cost of Public Shell                      (75,000)
                                                       --------
                                                      $ 44,682

Item 8.    Changes in Registrant's Certifying Accountant

The Company has been generally inactive since its inception, it had no independent accountant until the retention of Samuel F. May, Jr., Certified Public Accountant, 20283 State Rd. 7, Suite 300, Boca Raton, FL 33498, in November , 1999, subsequent to the Company's Reorganization on January 8, 2001 the new management decided to retain a new accountant, Robert Jarkow, Certified Public Accountant, 3111 North Andrews Avenue, Fort Lauderdale, Florida 33309 due solely to a pre-existing professional relationship.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

  The current executive officers, key employees and directors of the Company are as follows:

Name                       Age       Position

Richard Loehr              61        Chairman and Chief Executive Officer
Douglas J. Borr            58        Vice President
Lynda M. Davis             46        Vice President and Secretary
Angela Loehr Chrysler      27        Director
Carol Boozer               47        Comptroller
Richard Chrysler           59        Director
Robert Fason               42        Director
Les Whitaker               42        Director

Richard Loehr, Chairman and Chief Executive Officer

Richard (Dick) Loehr is Nationwide's Chairman and Chief ExecutiveOfficer with responsibility for the day-to-day operations of the Company. Mr. Loehr designed Nationwide's Benefits Program. Dick Loehr's career began as a teenage champion drag racer who, through fate or good luck, caught the eye of Henry Ford, II. Ford admired Loehr's competitiveness and tireless work ethic, At Ford, Mr. Loehr spent a good deal of time as the head of the Ford Racing Team. During this time, Loehr acquired his management skills by emulating his mentor, Henry Ford. Loehr successfully practices those skills today at Nationwide.

Following his outstanding racing career, Loehr remained in the automobile industry as the owner of successful automobile dealerships in Michigan. While the owner of a Chrysler dealership, Loehr met Lee Iococca, forging a strong friendship and business relationship with this American legend. Iococca so valued Loehr's abilities that he tapped him to head a massive fund raising campaign to restore the Statue of Liberty.

Douglas J. Borr, Vice President

Douglas J. Borr is vice president of Team Nationwide with responsibility for developing the Company's multi-dimensional benefits packages. Mr. Borr is a capable and experienced businessman. His relationship with Mr. Loehr goes back to kindergarten confirming him as a loyal executive of the Company.

Mr. Borr, initially began his business affiliation with Mr. Loehr in 1970 as a salesman in one of Mr. Loehr's automobile dealership. He was quickly promoted to sales manager and subsequently general manager of Mr. Loehr's Mazda, AMC, Jeep and RV dealership. Mr. Borr's leadership, foresight and ability to adjust to changing market trends brought many awards and commendations for the Loehr dealership, including the distinction as the number one Recreation Vehicle Dealership in the State of Michigan.

Mr. Borr remained general manager of the Loehr dealership until 1983 when he resigned to purchase his own AMC Jeep dealership in Grand Rapids, Michigan. Mr. Borr achieved significant success with this dealership, developing the business to one of the top five AMC Jeep dealerships in the state. He sold the dealership in 1988.

From 1989 to 1991, Mr. Borr enjoyed semi-retirement. In 1991, he purchased a manufacturing plant, becoming president and chairman. He took this floundering plant, turned it around and developed it into a highly efficient and profitable business entity, which he sold in 1994.

In 1995, Mr. Borr renewed his business relationship with Mr. Loehr resulting in the formation of Nations Auto Fleet, Inc. and subsequently the development of the entire Nationwide benefits packages. Mr. Borr has been instrumental in negotiating all of the contracts the Company establishes with its providers. His skills are essential in procuring the best prices and products for Nationwide Associates.

Lynda M. Davis, Vice President and Secretary

Lynda Davis is the Company's vice president and secretary. She joined Nationwide in 1996.

o Ms. Davis began her business career with Continental Homes of Chicago. At age 20, she became the Company's youngest sales manager with responsibility for Continental's Subdivision division. She was awarded that company's prestigious Million-Dollar Circle Award with gross sales of almost two million dollars (when the average cost of a home in her subdivision at that time was $30,000.)

o In 1978 Ms. Davis took a position with Eastern Airlines. She was quickly promoted to training flight attendant with responsibility for the training and coordination of crews on each flight, as well as hands on instruction of new flight attendants.

o In 1989, Ms. Davis became a head flight attendant for American Airlines. In 1990, she joined American's International Division. In 1994, Ms. Davis was honored with American's prestigious Professional Flight Attendant Award. Ms. Davis retired in 1995.



Carol Boozer, Vice President/Treasurer

Carol Boozer is Nationwide's vice president and treasurer. She is responsible for all financial bookkeeping and reporting. At this time, Ms. Boozer reports directly to the chief executive officer.

Ms. Boozer began her professional career in 1969. She worked in the automobile industry with various responsibilities until 1982 when she moved to Michigan.

In Michigan, Ms. Boozer was hired by Richard Loehr as billing clerk and later office manager at one of his dealerships. After Mr. Loehr sold his dealerships, Ms. Boozer remained with the new owner until 1991.

Ms. Boozer relocated to South Florida and was instrumental in establishing Nations Fleet, an affiliated company of The Company.

Angela Loehr Chrysler, Director

Angela Loehr Chrysler is vice president of Nationwide Travel Services, Inc. (a UNIGLOBE Team Travel franchise and Nationwide's newest affiliated Company). Ms. Chrysler, the daughter of chairman and CEO Richard Loehr, is an experienced executive with an impressive professional background in sales and marketing. Ms. Chrysler's responsibilities include all aspects of running a travel business: sales, management, finance, Web maintenance and training.

Ms. Chrysler began her professional career in 1994 as a sales administrator for L&W Engineering, an automotive engineering company.

In September 1996 until December 2000, Ms. Chrysler was involved in medical sales. She was first a territorial sales representative for RHEIN Medical, an ophthalmic instrument company with responsibility for managing approximately 300 accounts. She subsequently became an independent representative for Midwestern STAAR in Cincinnati, Ohio. STAAR manufactures injectable intraocular lenses. Ms. Chrysler managed approximately 250 STAAR accounts including all current accounts covering Southern Michigan.

From January 2000 until September 2000, Ms. Chrysler was the regional physician sales representative for Healtheon/WebMD, an Internet health services and information company headquartered in Atlanta, Georgia. Ms. Chrysler's responsibilities included in-service training for nurses and staff in the use of the WebMD Web site and its services. Her territory included approximately five counties in Michigan with over 6,000 accounts. Ms. Chrysler left WebMD to help found Nationwide Travel Services.

Ms.  Chrysler  holds  a  Bachelor  of  Science  degree  from  Florida   Atlantic
University.

Dick Chrysler, Director was elected to the United States House of Representatives in 1994. He was one of only four people in the entire Congress with a background in manufacturing. He introduced the first bill on the first day in the 104th Congress that began the "Contract with America."

In 1976, Dick, beginning in his living room founded Cars & Concepts which became Livingston County's largest employer with over 1,200 employees. In 1986, he sold Cars & Concepts to his employees. At that time the company had manufactured over one million vehicles for General Motors, Ford, and Chrysler Corporation, and 60% of all the convertibles in the world were produced by Dick's company. He has a number of patents in the automotive industry.

Dick ran for Governor of the state of Michigan in 1986 and lost by 60,000 votes in a state of 6 million voters in his first attempt at elected office. He built a church for the First Presbyterian Church of Brighton. Then started a company that builds police vehicles called Cruisers with his two sons Rick and Phil, which they still own and operate today. Dick is currently President of The Ideal Group, a minority owned steel company that has doubled it's size to $75,000,000 in the last year.

Dick is a member of the board of directors of the Michigan National Bank, and vice chairman of Cleary College.

Robert Fason, Director

Robert Fason is a member of Nationwide's board of directors, he is Nationwide's national sales manager and the Company's undisputed top producer. Mr. Fason's rise within Nationwide is unprecedented in the history of the Company. Mr. Fason joined Nationwide in 1997 following a successful six-year career with National Safety Associates (NSA), including membership on the company's President's Advisory Council and Executive Committee. For ten years, prior to joining NSA Mr. Fason was a dairy farmer in Mount Vernon, Arkansas.

Les Whitaker, Director

Les Whitaker is a member of Nationwide's board of directors, as well as a regional director and member of Nationwide' prestigious Chairman's Circle. He received the Company's Platinum Presidential Award as recognition for his financial success. From 1982 until 1997, Mr. Whitaker was a successful direct marketing distributor for Amway Corporation. He later became the number one producer in the United States for Jewelway International serving as that company's national sales trainer. Mr. Whitaker holds a Bachelor of Science degree and a Master's degree in Civil Engineering from Oklahoma State University. He began his professional career as a partner in a highly successful engineering consulting firm.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Nichols comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

Annual Compensation

------------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
                                       Annual Compensation                          Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------
          (a)            (b)       (c)         (d)         (e)        (f)         (g)       (h)               (i)
                                                          Other    estricted  Securities
                                                         Annual   R  Stock    underlying  LTIP
  Name and Principal            Salary                 Compensa-   Award(s)    options/   ayouts     All Other Compensation
       Position          Year      ($)      Bonus ($)   tion ($)      ($)      SARS (#)  P  ($)               ($)
------------------------------------------------------------------------------------------------------------------------------
    Richard Loehr,      1999       $0          $0          $0          0          0         $0                $0
President, Chairman &   2000       $0          $0          $0          0          0         $0                $0
         CEO            2001       $0          $0          $0          0          0         $0                $0

       Douglas J.
Borr,                   1999       $0          $0          $0          0          0         $0                $0
        Vice            2000       $0          $0          $0          0          0         $0                $0
President,              2001     $52,000       $0          $0          0          0         $0                $0

   Lynda M. Davis,      1999       $0          $0          $0          0          0         $0                $0
   Vice President &     2000       $0          $0          $0          0          0         $0                $0
      Secretary         2001     $52,000       $0          $0          0          0         $0                $0

                        1999       $0          $0          $0          0          0         $0                $0
  Carol Boozer, Vice    2000       $0          $0          $0          0          0         $0                $0
President & Treasurer   2001     $44,200       $0          $0          0          0         $0                $0



ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.


Name and Address        Number of Shares     Percentage Owned(1)
----------------        ----------------     -------------------
Richard Loehr.           2,000,000                   80%

Officers and Directors
as a Group               2,000,000                   80%
 ------------
(1) Table is based on current outstanding shares of 2,500,000 as of March 15, 2001.


Item 12. Certain Relationships and Related Transactions

Nationwide controls the supply of products and services through the affiliated operating companies owned and operated by Nationwide chairman and chief executive officer, Richard Loehr.

Team Nationwide Products, Inc.,

o Team Nationwide Products, Inc. f/k/a Loehr's Auto Consulting, Inc. provides products jewelry, nutritional products, car care products, and telephone services to Nationwide. This affiliated company is also responsible for training materials, and for the Nationwide apparel line.

Nationwide Automotive, Inc.

o Nationwide Automotive, Inc., f/k/a Nation's Auto Fleet provides support services to The Nationwide Companies. Services and products include automotive sales and leasing, warranties, and financing.

Nationwide Travel Services, Inc.

o The Nationwide Companies offers travel and vacation plans through its wholly-owned subsidiary Nationwide Travel Services, Inc. This company is a franchisee of UniGlobe Travel.

Nationwide Insurance Group, Inc.

o The Nationwide Companies recently established Nationwide Insurance Group, Inc. to design innovative insurance products for the Company. These products, provided by an A+ rated US insurance company, include critical care, Medicare, dental, health and term life insurance and are an important component in the Company's product mix.


Item  13.  Exhibits  and  Reports  on  Form  8-K

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

Exhibit No.    Description
-----------    ----------------------------------------------------

3(i).1         Articles  of  Incorporation  filed  November 18,  1999

3(ii).1        By-laws

----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.




     (b) The Company filed a Form 8-K on January 12, 2001 with the Securities and Exchange Commission to disclose the consummation of a Reverse Acquisition and Reorganization of such date. An 8-K Amendment was subsequently filed on March 6, 2001 incorporating the Audited Consolidated Financials of the combined entities.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE NATIONWIDE COMPANIES, INC.
                                  (Registrant)


Date:      April 16, 2001    By: /s/ Richard L. Loehr
                            -----------------------------------
                              Richard L. Loehr, Chairman & CEO

Date:      April 16, 2001    By: /s/ Lynda M. Davis
                             -----------------------------------
                             Lynda M. Davis, Vice President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                          Signature                Title

April 16, 2001         By: /s/ Richard L. Loehr
                           ----------------------
                           Richard L. Loehr,             Chairman of the Board
Board

April 16, 2001         By: /s/Angela Loehr Chrysler
                           ----------------------
                           Angela Loehr Chrysler,        Director

April 16, 2001         By:  /s/ Richard Chrysler
                           ----------------------
                           Richard Chrysler,             Director

April 16, 2001         By: /s/ Robert Fason
                           ----------------------
                           Robert Fason,                 Director