Form 10-Q
period 2001-03-31
NATIONWIDE COMPANIES INC
filed 2001-05-15
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   March 31, 2001

Commission file no.:     000-28593

                         THE NATIONWIDE COMPANIES, INC.
          ------------------------------------------------------------
               (Name of Small Business Registrant in its Charter)

                    Florida                                       62627
------------------------------------------                 ---------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                      Identification No.)

4350 Oakes Road, Suite 512
Davie, FL                                                           33314
------------------------------------------                 ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number: (954) 584-5080

Securities registered under Section 12(b) of the Act:

Title of each class                                Name of each exchange
                                                    on which registered
           None                                           None
---------------------                              ---------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                              Donald F. Mintmire
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X          No
                 ----           ----

     As of March 31, 2001, there are 2,500,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.    Financial Statements







                           NATIONWIDE COMPANIES, INC.

                                Table of Contents



Consolidated Balance Sheets           .......................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Shareholders' Deficit..............................F-4

Consolidated Statements of Cash Flows........................................F-5


Notes to Consolidated Financial Statements...................................F-6

                           NATIONWIDE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,         December 31,
                                  ASSETS                                            2001                2000
                                                                                  Unaudited
                                                                                -----------------  -----------------
Current Assets
Cash                                                                                $1,908,094           $388,113
Prepaid commissions                                                                  5,330,608          3,920,035
Advance to related company                                                             114,275            465,634
Expected tax benefit                                                                    44,148            -
Deposit                                                                                 50,000            -

      Total current assets                                                           7,447,125          4,773,782

Prepaid commissions - long term                                                      3,150,067            843,960

Independent marketing associate data base, web site and equipment net of accumulated amortization and depreciation of $54,000 in 2001 and
$48,000 in 2000                                                                         52,250             52,250
                                                                                -----------------  -----------------
                                                                                   $10,649,442         $5,669,992

                   LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities                                              $352,322           $232,481
Revenue received in advance                                                          6,583,522          4,871,553
Due to shareholder                                                                       9,028             50,000
      Total current liabilities                                                      6,944,872          5,154,034

Revenue received in advance - long term                                              4,284,815          1,036,902


Common stock-par value $.001; 10,000,000 shares authorized,
2,500,000 issued and outstanding                                                        44,682             44,682
Deficit                                                                              (624,927)          (555,876)
      Total shareholders' deficit                                                    (580,245)          (511,194)
                                                                                -----------------  -----------------
                                                                                   $10,649,442         $5,679,742

   The accompanying notes are an integral part of these financial statements.

                           NATIONWIDE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Three Months
                                                                                   Ended
                                                                                  March 31,
                                                                                    2001             2000
                                                                                  Unaudited       Unaudited
                                                                                --------------  --------------
     Revenue
          Associates fees                                                        $1,061,548        $294,371

          Commissions-related party                                                 122,702          41,961

          Other income                                                               27,839               -

                                                                                  1,212,089         336,332

     Direct costs                                                                   820,814         232,722

          Gross profit                                                              391,275         103,610

     Selling, general, and administrative expenses                                  504,474         222,502

          Net (loss) before expected tax benefit                                   (113,199)       (118,892)

          Expected tax benefit *                                                     44,148               -

          Net (loss)                                                               ($69,051)      ($118,892)
                                                                                --------------  --------------


                                                                                    ($0.028)        ($0.048)
     Earnings (loss) per share-basic
                                                                                --------------  --------------
     Weighted - average common shares outstanding                                 2,500,000       2,500,000
                                                                                --------------  --------------


* Federal and State tax benefit computed at expected annual tax rate of 39%.



The accompanying notes are an integral part of these financial statements.

                           NATIONWIDE COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                        Three Months Ended March 31, 2001








                                                             Common
                                                          Stock Shares       Amount          Deficit
                                                          --------------  -------------  ---------------
Balance December 31, 2000                                   2,500,000        $44,682       ($555,876)

Net (loss) for the three months ended March 31, 2001                                         (69,051)

      Balance March 31, 2001 (unaudited)                    2,500,000        $44,682       ($624,927)





















The accompanying notes are an integral part of these financial statements.

                           NATIONWIDE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                                    March 31,
                                                                             2001               2000
                                                                          Unaudited           Unaudited
                                                                       ------------------  -----------------

Cash flows from operating activities
     Net (loss)                                                                ($69,051)         ($118,892)
     Adjustments to reconcile net (loss) to net cash
       provided by operating activities
            Depreciation and amortization                                          6,000              6,000
            (Increase) in prepaid commissions                                (3,716,680)        (1,074,056)
            (Increase) in expected tax benefit                                  (44,148)                  -
            Deposit                                                             (50,000)                  -
            Increase (decrease) in accounts payable and accrued
              liabilities                                                        119,841           (13,682)
            Increase in revenue received in advance                            4,963,632          1,674,636
                 Total adjustments                                             1,278,645            592,898
                                                                       ------------------  -----------------
                 Net cash provided by operating activities                     1,209,594            474,006

Cash flows from investing activities
     Decrease in advance to related company                                      351,359                  -
                 Net cash provided by investing activities                       351,359                  -


Cash flows from financing activities
     (Decrease) in cash overdraft                                                      -          (115,705)
     (Decrease) in due to shareholder                                           (40,972)                  -
                                                                       ------------------  -----------------
                 Net cash (used) by financing activities                        (40,972)          (115,705)
                                                                       ------------------  -----------------
Net increase in cash                                                           1,519,981            358,301

Cash - beginning                                                                 388,113                  -

Cash - end                                                                    $1,908,094           $358,301


Supplemental disclosures of cash flow information:
     Interest paid                                                                  $664             $1,125


The accompanying notes are an integral part of these financial statements.

                           NATIONWIDE COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                    UNAUDITED


Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Nationwide Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2000 and the three months ended March 31, 2001 for additional information relevant to significant accounting policies followed by the Company.

Note 2. Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Note 3. Associates Contracts

During the first quarter of 2001, the Company received full payment for Associates fees of $4,968,417. During the first quarter of 2000, the Company received full payment for Associates fees of $2,012,465. This represents an increase of 247 %.

In March 2001, the Company began a time payment program for Associates. The contracts are payable over 20 months bearing interest at 18 percent. The amount of contracts entered into during March 2001 were $1,390,669, with the balance to be collected at March 31, 2001 of $1,313,354. The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS  and PLAN OF OPERATIONS

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

     The Company experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of Associates Fees in excess of 209% in 2000 over 1999 and the Net income of the company in 2000 was $ 528,829 up significantly compared to a net operating loss in 2000 over 1999. The Company expects to experience a period of growth, which will require it to increase the scale of its operations. This increase will include the hiring of additional personnel, and expanded office space, which will contribute to higher operating expenses. The increase in operating expenses is expected to be fully funded by an increase in revenues and the Company expects to remain debt free. Expansion of the Company's operations may cause a strain on the Company's management and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systems, procedures and controls.

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

     To distinguish Nationwide from the competition, the Company plans to identify, develop and launch additional services, product lines and strategic alliances. In this regard, the Company is currently researching the feasibility of establishing a Woman's Cosmetic Products, Fruit and Gift Products, Internet mortgage and automobile financing. The Companies strategic partners include United Parcel Service (UPS(TM)), Thrifty Car Rental, Hertz(R), Miracle Ear(R), Southeastern Gems, Gold and Diamonds, name brand furniture, major insurance underwriters and more.

     Financial Condition, Capital Resources and Liquidity

     For the Three Months Ending March 31, 2001 and 2000

     Revenues

     To date, prepaid fees of our Associates have accounted for substantially all of the Company's revenues. The Company believes that the main focus of its revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying.

     In March 2001, the Company began a time payment program to help facilitate the retail sales of benefits packages for it's Independent Marketing Directors. The contracts are payable over 20 months bearing interest at 18 percent. The amount of contracts entered into during March 2001 were $1,390,699, with the balance to be collected monthly through November 2002 of $1,313,354. The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

     In January 2001, the Company developed a Business Benefit Package, to retail to large businesses and municipalities. The cost of this package to the businesses, is $95 down and $95 every month, for as long as they wish to participate.

     For the first quarter ending March 31, 2001, the Company on a consolidated audited basis earned $1,061,548 from Benefit package sales to its Associates verses $294,371 for the comparable quarter ending March 31, 2000. The Company's ability to achieve revenues in the future will depend in significant part upon its ability to maintain relationships with and provide support to, existing and new associates. There can be no assurance that the Company's revenues will increase in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to market its benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for its associates in the average selling price of the affiliated company's products.


     RECENT FINANCIAL RESULTS

     FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues for the first quarter ending March 31, 2001 were $1,061,548. This represents an increase of 360% as compared to revenues of $294,371 for the first quarter ending March 31, 2000. The Company's Net Loss from operations for the first quarter ending March 31, 2001 was ($69,051) as compared to a loss from operations for the first quarter ending March 31, 2000 of ($118,892). By comparison, net loss per share on a basic and diluted basis for the first quarter ending March 31, 2001 was ($0.028) verses ($0.048) for the first quarter ending March 31, 2000.

     DIRECT COSTS. Direct Costs of services increased from $232,722 in the first quarter ending March 31, 2000 to $820,814 for the first quarter ending March 31, 2000. As a percentage of revenues, Direct Costs increased from 79% in the first quarter ending March 31, 2000 to 77.32% in the first quarter ending March 31, 2001. The decrease as a percentage of revenues was due primarily to the fact that Nationwide's revenue to direct costs increased substantially in the first quarter ending March 31, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $281,972, or 226%, from $222,722 in the first quarter ending March 31, 2000 to $504,474 in the first quarter ending March 31, 2001. However, as a percentage of revenues, selling, general and administrative expenses decreased from 75.58% in the first quarter ending March 31, 2000 to 47.52% in the first quarter ending March 31, 2000. General and administrative expenses decreased as a percentage of revenues primarily because Nationwide decreased its administrative and labor costs in addition to increasing substantially its revenues for the quarter. In addition, the dollar decrease in general and administrative expenses was caused in part by Nationwide better utilizing existing space and systems.

     LIQUIDITY AND CAPITAL RESOURCES

     Nationwide's operating activities used cash of $474,006 in the first quarter ending March 31, 2000, whereas in first quarter ending March 31, 2001 Nationwide's operating activities provided cash of $1,209,594. In the first quarter ending March 31, 2001, cash from operating activities resulted primarily from the Company's receipt of full payment for Associates fees of $4,968,417. During the first quarter ending March 31, 2000 the Company received full payment for Associates fees of $2,012,465. This represents and increase of 247% on a quarter for quarter basis.

     As of March 31, 2001, Nationwide had Total Current Assets of $7,447,125 and cash and cash equivalents of $1,908,094. As of March 31, 2001 Total Current Liabilities amounted to $6,944,815.

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

                                     PART II

Item 1.  Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.  Changes in Securities and Use of Proceeds

     On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide
Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 300,000 Shares of Common Stock of the Company. The EFFECTIVE DATE of the above Agreement is December 28, 2000.

     The company issued to Mr. Richard L. Loehr, 2,000,000 shares in exchange for services simultaneously with the closing of the Share Exchange Agreement which issuance was to be Effective as of December 28, 2000. See Other Information

Item 3.  Defaults in Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information

     On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide
Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 300,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition. The EFFECTIVE DATE of the above Agreement is December 28, 2000. The new Business Plan for the Company was fully disclosed in the Company's 10 KSB Annual Filing which was submitted to the SEC on April 16, 2001.

     Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered her resignation in accordance with the terms of the Agreement. Richard L. Loehr was elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Richard L. Loehr, Chief Executive Officer and President, Lynda M. Davis, Vice-President and Secretary, Douglas Borr, Vice-President and Carol Boozer, Vice-President and Treasurer.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    ----------------------------------------------------

3(i).1         Articles  of  Incorporation  filed  November 18,  1999(1)

3(ii).1        By-laws(1)

4.2            Agreement For The Exchange Of Common Stock(2)

4.3            AMENDED Agreement For The Exchange Of Common Stock(3)

 ----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB originally filed with the SEC on December 21, 1999.
(2) Incorporated herein by reference to the Company's Form 8 K originally filed with the SEC on January 12, 2001.
(3) Incorporated herein by reference to the Company's Form 8 K Amendment 2 originally filed with the SEC on May 11. 2001.

*    Filed herewith

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

                         THE NATIONWIDE COMPANIES, INC.
                                  (Registrant)


Date: May 15, 2001        By: /s/ Richard L. Loehr
                              ----------------------------
                              Richard L. Loehr, Chairman & CEO





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date               Signature                            Title


May 15, 2001      BY: /s/ Carol Boozer
                     --------------------
                     Carol Boozer                  Vice President and Treasurer