Form 10KSB/A
period 2000-12-31
NATIONWIDE COMPANIES INC
filed 2001-05-17
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   Amendment 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

     Commission file no.       000-28593

                         THE NATIONWIDE COMPANIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Florida                                       65-0962627
-----------------------------------                 ---------------------------
(State or other jurisdiction                        (IRS Employer
   of incorporation)                                        Identification No.)


4350 Oakes Road, Suite 512
Davie, FL                                                      33314
-----------------------------------                         -------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:           (954) 584-5080

                           FOCUS FINANCIAL GROUP, INC.
                              22154 Martella Avenue
                              Boca Raton, FL 33433
        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)

Copy of Communications to:
                                   Mintmire & Associates
                                   265 Sunrise Avenue
                                   Suite 204
                                   Palm Beach, FL 33480
                                   (561) 832-5696

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
         ---      -----

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

DOCUMENTS INCORPORATED BY REFERENCE:    None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

This Amendment is being filed to include the Company's Lease to its Davie, Florida offices which was not available at the time of the filing of the original 10KSB, and to correct the ages of Mr. Richard Loehr and Angela Loehr Chrysler to reflect their true and correct ages at the time of the filing of the original 10 KSB and this Amendment.

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

Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered her resignation in accordance with the terms of the Agreement. Richard L. Loehr was elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Richard L. Loehr, Chief Executive Officer and President, Lynda M. Davis, Vice- President and Secretary, Douglas Borr, Vice-President and Carol Boozer, Vice-President and Treasurer..

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

Nationwide offers two benefit packages:

     A) Three-Year Family Benefit Package for the whole family, including the owner and souse, their parents and all children (no age limit). A family package sells for $2,195.00. Financing is also available for this package @ $895 down and $75.95 per month for 20 months.

     B) Two-Year Individual Benefit Package for the owner and spouse, which has the same benefits as the family package, sells for $795,00. Financing for this package includes $95 down and $34.95 per month for 20 months.

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

Training

Nationwide has developed professional marketing and training tools to facilitate the success of every Nationwide independent marketing director. Over the past several years Nationwide has developed a highly successful training program for its IMDs. To address the fact that people communicate in different ways, the company has developed two methods to allow IMDs to share information:

o The traditional person-to-person method with printed materials, video, audio tapes, pre- recorded and live phone conversations. And, unique to Nationwide, Chairman Richard Loehr, and the executive management are available to all IMD's and associates of The Nationwide Companies to answer their questions.

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
                                                       --------
                                                      $ 44,682

ITEM 8.    CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The Company has been generally inactive since its inception, it had no independent accountant until the retention of Samuel F. May, Jr., Certified Public Accountant, 20283 State Rd. 7, Suite 300, Boca Raton, FL 33498, in November , 1999, subsequent to the Company's Reorganization on January 8, 2001 the new management decided to retain a new accountant, Robert Jarkow, Certified Public Accountant, 3111 North Andrews Avenue, Fort Lauderdale, Florida 33309 due solely to a pre- existing professional relationship.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name                        Age     Position
------------------         ----     -------------------------------------------
Richard Loehr               58      Chairman and Chief Executive Officer
Douglas J. Borr             58      Vice President
Lynda M. Davis              46      Vice President and Secretary
Carol Boozer                47      Vice President & Treasurer
Angela Loehr Chrysler       29      Director
Richard Chrysler            59      Director
Robert Fason                42      Director
Les Whitaker                42      Director


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

Ms.  Chrysler  holds  a  Bachelor  of  Science  degree  from  Florida   Atlantic
University.

Dick Chrysler, Director

Dick Chrysler was elected to the United States House of Representatives in 1994. He was one of only four people in the entire Congress with a background in manufacturing. He introduced the first bill on the first day in the 104th Congress that began the "Contract with America."

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

Annual Compensation

                                                SUMMARY COMPENSATION TABLE

                                              Annual Compensation                      Long-Term Compensation
            (a)                  (b)       (c)       (d)       (e)         (f)          (g)           (h)           (i)
                                                              Other     Restricted   Securities
                                                             Annual       Stock     underlying                   All Other
                                          Salary    Bonus   Compensa-   Award(s)     options/         LTIP     Compensation
Name and Principal Position     Year       ($)      ($)     tion ($)       ($)       SARS (#)     Payouts ($)      ($)
                               1999        $0       $0          $0           0             0           $0             $0
Richard Loehr, President,      2000        $0       $0          $0           0             0           $0             $0
      Chairman & CEO           2001        $0       $0          $0           0             0           $0             $0


                               1999        $0       $0          $0           0             0           $0             $0
     Douglas J. Borr,          2000        $0       $0          $0           0             0           $0             $0
     Vice President,           2001   $52,000       $0          $0           0             0           $0             $0

                               1999        $0       $0          $0           0             0           $0             $0
     Lynda M. Davis,           2000        $0       $0          $0           0             0           $0             $0
Vice President & Secretary     2001   $52,000       $0          $0           0             0           $0             $0

                               1999        $0       $0          $0           0             0           $0             $0
      Carol Boozer,            2000        $0       $0          $0           0             0           $0             $0
Vice President & Treasurer     2001   $44,200       $0          $0           0             0           $0             $0


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

Name and Address        Number of Shares     Percentage Owned(1)
----------------        ----------------     ----------------
Richard Loehr.            2,000,000             80%

Officers and Directors
as a Group                2,000,000             80.00%
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

Exhibit No.    Description
-----------    ----------------------------------------------------
3(i).1         Articles  of  Incorporation  filed  November 18,  1999(1)

3(ii).1        By-laws(1)

4.2            Agreement For The Exchange Of Common Stock(2)

10.1     *     The Nationwide Companies, Inc. Lease of its headquarters at 4350 Oakes Road,
               Suite 512, Davie, Florida, 33314.
----------------

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

                         THE NATIONWIDE COMPANIES, INC.
                                  (Registrant)


Date:  May 11, 2001   By: /s/Richard L. Loehr
                         -----------------------------------
                                  Richard L. Loehr, Chairman & CEO

Date:  May 11, 2001   By: /s/ Lynda M. Davis
                         -----------------------------------
                                  Lynda M. Davis, Vice President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                   Signature                      Title


May 11, 2001      By: /s/Richard L. Loehr
                  -----------------------------------
                   Richard L. Loehr,                 Chairman of the Board

May 11, 2001      By: /s/Angela Loehr Chrysler
                  -----------------------------------
                   Angela Loehr Chrysler,            Director

May 11, 2001      By: /s/Richard Chrysler
                  -----------------------------------
                   Richard Chrysler,                 Director

May 11, 2001      By:/s/Robert Fason
                  -----------------------------------
                   Robert Fason,                     Director

May 11, 2001      By: /s/ Les Whitaker
                  -----------------------------------
                   Les Whitaker,                     Director