Form 10KSB/A
period 2000-12-31
NATIONWIDE COMPANIES INC
filed 2001-06-15
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   Amendment 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no. 000-28593

                         THE NATIONWIDE COMPANIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                            65-09662627
-----------------------------------------               ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                      Identification No.)

4350 Oakes Road, Suite 512
Davie, FL                                                       33314
- ---------------------------------------               ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number: (954) 584-5080

                           FOCUS FINANCIAL GROUP, INC.
                              22154 Martella Avenue
                              Boca Raton, FL 33433
        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
   Title of each class                                       which registered
     None                                                   None
----------------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)
                      ------------------------------------

Copies of Communications Sent to:     Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

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

                  Yes  X                    No
                          -----           -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The  Registrant's  revenue for the fiscal year ended  December  31, 2000:
$6,392,752.

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

     DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Amendment is being filed to correct the inaccurate terms of the January 8, 2001 Share Exchange Agreement and to include restated Consolidated Statements of Operations which exclude the 1999 Tax Loss Carryforward.

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


     On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide
Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 2,000,000


     Shares of Common Stock of the Company. The EFFECTIVE DATE of the above Agreement is December 28, 2000. The reorganization is being accounted for as a reverse acquisition.

     Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered her resignation in accordance with the terms of the Agreement. Richard L. Loehr was elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Richard L. Loehr, Chief Executive Officer and President, Lynda M. Davis, Vice-President and
Secretary, Douglas Borr, Vice-President and Carol Boozer, Vice- President and Treasurer.

     The Company also announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from Focus Financial Group, Inc. to The Nationwide Companies, Inc. Total issued and outstanding stock after effecting the Share Exchange Agreement is 2,500,000.

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

Nationwide offers two benefit packages:

     1) A Three-Year Family Benefit Package for the whole family, including the owner and souse, their parents and all children (no age limit). A family package sells for $2,195.00. Financing is also available for this package @ $895 down and $75.95 per month for 20 months.

     2) A Two-Year Individual Benefit Package for the owner and spouse, which has the same benefits as the family package, sells for $795,00. Financing for this package includes $95 down and $34.95 per month for 20 months.

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

The Nationwide Marketing Plan

     Nationwide will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of Nationwide's success. Nationwide understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The points listed below are the constant focus of the Nationwide management team:

          *    Emphasis on training and motivation.
          *    Cultivate and attract both new and strong leaders.
          *    Promote unique offerings of cost-effective products and services.
          *    A pay plan that leads the industry.
          *    Availability and accessibility of executive management.

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

Training

     Nationwide has developed professional marketing and training tools to facilitate the success of every Nationwide independent marketing director. Over the past several years Nationwide has developed a highly successful training program for its IMDs. To address the fact that people communicate in different ways, the company has developed two methods to allow IMDs to share information:

* The traditional person-to-person method with printed materials, video, audio tapes, pre- recorded and live phone conversations. And, unique to Nationwide, Chairman Richard Loehr, and the executive management are available to all IMD's and associates of The Nationwide Companies to answer their questions.

* For associates with computers, Nationwide has developed our Internet site, www.teamnationwide.com for online training and downloadable documents.

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

     Nationwide maintains offices at the following locations:

Davie, Florida

     * The Nationwide Companies, Inc. is headquartered at 4350 Oakes Road, Suite 512, Davie, Florida, 33314. Principals can be reached at (954) 584-5080.

     * At this time, Nationwide's associated operating companies all operate from these leased offices which comprise 2400-sq. ft. in a newly constructed commercial complex. The Company has an option to renew its lease in 2005.

Cumming, Georgia

     * Nationwide's Data Processing Center is currently located at 475 Tribble Gap Road, Suite 105, Cumming, Georgia, 30040. Local Management may be reached at
(9800) 227- 6030. The Data Processing Center is scheduled to be relocated to the Davie headquarters in June of 2001.

ITEM 3. Legal Proceedings

     The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened

ITEM 4. Submission of Matters to a Vote of Security Holders


     On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide
Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 2,000,000 Shares of Common Stock of the Company. The EFFECTIVE DATE of the above Agreement is December 28, 2000. The reorganization is being accounted for as a reverse acquisition.

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




/s/ Robert Jarkow

January 17, 2001

                           NATIONWIDE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

      ASSETS
Current Assets

     Cash                                                                             $388,113
     Prepaid commissions                                                             3,920,035
     Advance to related company                                                        465,634

           Total current assets                                                      4,773,782
                                                                                --------------

Prepaid commissions-long term                                                          843,960

Independent marketing associate data base and web site-
               net of accumulated amortization of $38,000                               57,000

Equipment-net of accumulated depreciation of $10,000                                     5,000

                                                                                    $5,679,742
                                                                                --------------

     LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

     Accounts payable and accrued liabilities                                         $232,481
     Revenue received in advance                                                     4,871,553
     Due to shareholder                                                                 50,000
           Total current liabilities                                                 5,154,034
                                                                                --------------

Revenue received in advance-long term                                                1,036,902

Shareholders' Deficit


      Common stock-par value $.001; 10,000,000 shares authorized,
         2,500,000 issued and outstanding                                               44,682
     Deficit                                                                          (555,876)
           Total shareholders' deficit                                                (511,194)

                                                                                    $5,679,742
                                                                                --------------


              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                January 15, 1999 (Inception) to December 31, 1999
                          Year Ended December 31, 2000






                                                                   2000           1999
                                                               --------------   -------------
Revenue

                              Membership fees                      $6,146,752      $2,054,949

                    Commissions-related party                         246,000          10,600

                                Total Revenue                       6,392,752       2,065,549

Direct costs                                                        4,742,772       1,528,417

                                 Gross profit                       1,649,980         537,132
                                                               --------------   -------------

Selling, general, and administrative expenses                       1,121,151       1,621,837

                            Net income (loss)                        $528,829     ($1,084,705)
                                                               --------------   -------------

Earnings (loss) per share-basic                                         $0.21          ($0.43)
                                                               --------------   -------------

Weighted - average common shares outstanding                        2,500,000       2,500,000
                                                               --------------   -------------

Pro forma Tax (Unaudited):

ThePro forma Tax is computed as if the Company was taxed for the entire periods as a conventional Corporation under the Internal Revenue Code.

      Income (loss) from operations before income tax                $528,829     ($1,084,705)

                   Provision for Income Tax *                         198,800               0

      Net Income(loss)                                               $330,029     ($1,084,705)
                                                               --------------   -------------

      Basic earnings (loss) per share                                   $0.13          ($0.43)
                                                               --------------   -------------


* Provision for income tax in year 2000 is calculated without the 1999 carryforward loss .

No credit in 1999 because of the uncertainty of the utilization of the loss carry forward.



              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                January 15, 1999 (Inception) to December 31, 1999
                          Year Ended December 31, 2000








                                                                  Common Stock
                                                             Shares          Amount           Deficit
                                                         ---------------  -------------  ------------------
Initial capitalization                                         2,500,000        $44,682

Net (loss) January 15, 1999 (inception)
                             to December 31, 1999                                               ($1,084,705)

      Balance December 31, 1999                                2,500,000         44,682          (1,084,705)
                                                         ---------------  -------------  ------------------

Net income for the year ended December 31, 2000                                                     528,829

      Balance December 31, 2000                                2,500,000        $44,682           ($555,876)
                                                         ---------------  -------------  ------------------









                 The accompanying notes are an integral part of
                          these financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                January 15, 1999 (Inception) to December 31, 1999
                          Year Ended December 31, 2000

                                                                                    2000            1999
                                                                                --------------- --------------
Cash flows from operating activities
        Net income (loss)                                                              $528,829    ($1,084,705)
        Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities
               Depreciation and amortization                                             24,000         24,000
               (Increase) in prepaid commissions                                     (2,381,116)    (2,382,879)
               Increase in accounts payable and accrued liabilities                     166,179         66,302
               Increase in revenue received in advance                                2,689,483      3,218,972
                    Total adjustments                                                   498,546        926,395

                    Net cash provided (used) by operating activities                  1,027,375       (158,310)
                                                                                --------------- --------------

Cash flows from investing activities
        Advances to related company                                                    (454,235)       (11,399)
                                                                                --------------- --------------

Cash flows from financing activities
        Increase (decrease) in cash overdraft                                          (115,709)       115,709
        Sale of common stock                                                                 -           4,000
        Loan from shareholder                                                                -          50,000
        Capital contribution                                                              5,682              -
        Acquisition of public shell                                                     (75,000)             -

        Net cash provided (used) by financing activities                               (185,027)       169,709
                                                                                --------------- --------------

Net increase in cash                                                                    388,113              0

Cash - beginning                                                                              0

Cash - end                                                                             $388,113             $0
                                                                                --------------- --------------

Supplemental disclosures of cash flow information:
        Interest paid                                                                    $4,500         $4,315

        Non cash financing activities
        Assets contributed by shareholder in exchange for equity                             -        $110,000
                                                                                --------------- --------------

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

Revenue Recognition of Independent Marketing Associates Fees

     Independent Marketing Associates membership fees, and associated Direct Costs-consisting of commissions, are deferred and recognized over the term of the membership period (one or two years) on the straight line basis (because the Independent Marketing Associates buying patterns are random and cannot be predicted).

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

     The buying patterns of the consumer are undeterminable. Therefore we are unable to estimate the commission revenue and the resulting impact to our p&l. Furthermore, we are unable to estimate the price and supply availability of an unaffiliated company.

Note 5.  Income Tax

     Prior to the reverse acquisition, the privately held company was an S Corporation under the Internal Revenue Code. Accordingly, it was not responsible for payment of Income Taxes.

     At December 31, 2000, there are no items that give rise to deferred income taxes.

Note6. Common Stock

     Common stock on the initial capitalization was arrived at as follows:

        Assets contributed           $110,000
        Sale of common stock            4,000
        Capital contribution            5,682
        Cost of Public Shell          (75,000)
                                   ------------
                                     $ 44,682

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

     The current executive officers, key employees and directors of the Company are as follows:

Name                      Age      Position
---------------------    ----      ----------------------
Richard Loehr            58        Chairman and Chief Executive Officer
Douglas J. Borr          58        Vice President
Lynda M. Davis           46        Vice President and Secretary
Carol Boozer             47        Vice President & Treasurer
Angela Loehr Chrysler    29        Director
Richard Chrysler         59        Director
Robert Fason             42        Director
Les Whitaker             42        Director

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

Annual Compensation

                                                 SUMMARY COMPENSATION TABLE

                                       Annual Compensation                           Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------------
          (a)            (b)        (c)        (d)         (e)        (f)         (g)        (h)               (i)
                                                          Other    Restricted  Securities
                                                         Annual      Stock    underlying    LTIP
  Name and Principal                                   Compensa-   Award(s)    options/   Payouts
       Position          Year   Salary ($)  Bonus ($)   tion ($)      ($)      SARS (#)     ($)     All Other Compensation ($)
----------------------------------------------------------------------------- -----------------------------------------------
    Richard Loehr,      1999      $0         $0          $0          0           0         $0                $0
President, Chairman &   2000      $0         $0          $0          0           0         $0                $0
         CEO            2001      $0         $0          $0          0           0         $0                $0

                        1999
                        2000      $0         $0          $0          0           0         $0                $0
  Douglas J. Borr,      2001      $0         $0          $0          0           0         $0                $0
        Vice President,           $52,000    $0          $0          0           0         $0                $0

   Lynda M. Davis,      1999      $0         $0          $0          0           0         $0                $0
   Vice President &     2000      $0         $0          $0          0           0         $0                $0
      Secretary         2001      $52,000    $0          $0          0           0         $0                $0

                        1999      $0         $0          $0          0           0         $0                $0
  Carol Boozer, Vice    2000      $0         $0          $0          0           0         $0                $0
President & Treasurer   2001      $44,200    $0          $0          0           0         $0                $0


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

Team Nationwide Products, Inc.,

* Team Nationwide Products, Inc. f/k/a Loehr's Auto Consulting, Inc. provides products jewelry, nutritional products, car care products, and telephone services to Nationwide. This affiliated company is also responsible for training materials, and for the Nationwide apparel line.

Nationwide Automotive, Inc.

* Nationwide Automotive, Inc., f/k/a Nation's Auto Fleet provides support services to The Nationwide Companies. Services and products include automotive sales and leasing, warranties, and financing.

Nationwide Travel Services, Inc.

* The Nationwide Companies offers travel and vacation plans through its wholly-owned subsidiary Nationwide Travel Services, Inc. This company is a franchisee of UniGlobe Travel. Nationwide Insurance Group, Inc.

* The Nationwide Companies recently established Nationwide Insurance Group, Inc. to design innovative insurance products for the Company. These products, provided by an A+ rated US insurance company, include critical care, Medicare, dental, health and term life insurance and are an important component in the Company's product mix.


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


Exhibit No.    Description
-----------    ----------------------------------------------------
3(i).1         Articles  of  Incorporation  filed  November 18,  1999(1)

3(ii).1        By-laws(1)

4.2            Agreement For The Exchange Of Common Stock(2)

10.1           The Nationwide Companies, Inc. Lease of its headquarters at 4350 Oakes Road,
               Suite 512, Davie, Florida, 33314.
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB originally filed with the SEC on December 21, 1999.

     (b) The Company filed a Form 8-K on January 12, 2001, with the Securities and Exchange Commission to disclose the consummation of a Reverse Acquisition and Reorganization of such date. An 8-K Amendment was subsequently filed on March 6, 2001, incorporating the Audited Consolidated Financials of the combined entities. The Company filed an Amendment to its Form 8-K on May 11, 2001, to correct the Effective Date of the Share Exchange Agreement to December 28, 2000, and a subsequent Amendment was later filed in June , 2001, to correct inaccurate terms within the same Agreement.

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         THE NATIONWIDE COMPANIES, INC.
                                  (Registrant)


Date:      June 8, 2001      By: /s/ Richard L. Loehr
                              -----------------------------------
                               Richard L. Loehr, Chairman & CEO

Date:      June 8, 2001      By: /s/ Lynda M. Davis
                              -----------------------------------
                               Lynda M. Davis, Vice President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date            Signature                          Title
-------------    -----------------                    ---------

June 8, 2001     By:  /s/ Richard L. Loehr
                     --------------------------
                       Richard L. Loehr                Chairman of the Board

June 8, 2001     By: /s/ Angela Loehr Chrysler
                     --------------------------
                       Angela Loehr Chrysler           Director

June 8, 2001     By: /s/ Richard Chrysler
                     --------------------------
                        Richard Chrysler               Director

June 8, 2001     By: /s/ Robert Fason
                     --------------------------
                        Robert Fason                   Director

June 8, 2001     By: /s/ Les Whitaker
                     --------------------------
                        Les Whitaker                   Director