Form 10QSB/A
period 2001-03-31
NATIONWIDE COMPANIES INC
filed 2001-06-15
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   Amendment 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.:    000-28593

                         THE NATIONWIDE COMPANIES, INC.
          ------------------------------------------------------------
               (Name of Small Business Registrant in its Charter)

          Florida                                             65-09662627
----------------------------------------             ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                          Identification No.)

4350 Oakes Road, Suite 512
Davie, FL                                                  33314
------------------------------------------           ---------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number: (954) 584-5080

Securities registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
             None                                             None
-----------------------------------                   --------------------------

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

     The purpose of this amendment is to correct the terms of the Share Exchange Agreement incorporated herein by reference to the Company's Form 8 K Amendment 2.


     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X          No
               ---           ----

         As of March 31, 2001, there are 2,500,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements




                           NATIONWIDE COMPANIES, INC.

                                Table of Contents



Consolidated Balance Sheets         .........................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Shareholders' Deficit..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                           NATIONWIDE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
             Three Months Ended March 31, 2001 and 2000 - Unaudited


                                                                                   March 31,2001          December 31, 2000
                                                                                --------------------    ------------------------
                                        ASSETS                                       Unaudited
Current Assets
Cash                                                                                      $1,908,094               $388,113
Prepaid commissions                                                                        5,330,608              3,920,035
Advance to related company                                                                   114,275                465,634
Expected tax benefit                                                                          44,148                      -
Deposit                                                                                       50,000                      -

      Total current assets                                                                 7,447,125              4,773,782
                                                                                --------------------    -------------------
Prepaid commissions-long term                                                              3,150,067                843,960

Independent marketing associate data base and web site-
     net of accumulated amortization of $42,750                                              52,250                 52,250

     Total assets                                                                        $10,649,442             $5,669,992
                                                                                --------------------    -------------------

                         LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities                                                    $352,322               $232,481
Revenue received in advance                                                                6,583,522              4,871,553
Due to shareholder                                                                             9,028                 50,000
      Total current liabilities                                                            6,944,872              5,154,034
                                                                                --------------------    -------------------

Revenue received in advance-long term                                                      4,284,815              1,036,902


Common stock-par value $.001; 10,000,000 shares authorized,
    2,500,000 issued and outstanding                                                          44,682                 44,682
Deficit                                                                                     (624,927)              (555,876)
      Total shareholders' deficit                                                           (580,245)              (511,194)

                                                                                         $10,649,442             $5,679,742
                                                                                --------------------    -------------------


                 The accompanying notes are an integral part of
                          these financial statements.

                           NATIONWIDE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                Three Months Ended March 31,
                                                               2001                       2000
                                                         ---------------------     --------------------
                                                             Unaudited                 Unaudited
Revenue

     Associates fees                                               $1,061,548                 $294,371

     Commissions-related party                                        122,702                   41,961

     Other income                                                      27,839                        -
                                                         ---------------------     --------------------

                                                                    1,212,089                  336,332

Direct costs                                                          820,814                  232,722

     Gross profit                                                     391,275                  103,610
                                                         ---------------------     --------------------

Selling, general, and administrative expenses                         504,474                  222,502

     Net (loss) before expected tax benefit                          (113,199)                (118,892)

     Expected tax benefit *                                            44,148                        -

     Net (loss)                                                      ($69,051)               ($118,892)
                                                         ---------------------     --------------------



                                                                      ($0.028)                 ($0.048)
                                                         ---------------------     --------------------
Earnings (loss) per share-basic

Weighted - average common shares outstanding                        2,500,000                2,500,000
                                                         ---------------------     --------------------


* Federal and State tax benefit computed at expected annual tax rate of 39%.



              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT


                        Three Months Ended March 31, 2001




                                                                     Common Stock
                                                                    Shares     Amount       Deficit
                                                                  ---------  ---------      ----------
     Balance December 31, 2000                                    2,500,000    $44,682      ($555,876)

     Net (loss) for the three months ended March 31, 2001                                     (69,051)

           Balance March 31, 2001 (unaudited)                     2,500,000    $44,682      ($624,927)













              The accompanying notes are an integral part of these
                             financial statements.

                                                  NATIONWIDE COMPANIES, INC


                                            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Three Months Ended March 31,
                                                                                      2001                2000
                                                                                ------------------ -------------------
                                                                                    Unaudited           Unaudited
Cash flows from operating activities
       Net (loss)                                                                         ($69,051)          ($118,892)
                                                                                ------------------ -------------------
       Adjustments to reconcile net (loss) to net cash
         provided by operating activities
                Depreciation and amortization                                                6,000               6,000
                (Increase) in prepaid commissions                                       (3,716,680)         (1,074,056)
                (Increase) in expected tax benefit                                         (44,148)                  -
                Deposit                                                                    (50,000)                  -
                Increase (decrease) in accounts payable and accrued
                  liabilities                                                              119,841             (13,682)
                Increase in revenue received in advance                                  4,963,632           1,674,636
                     Total adjustments                                                   1,278,645             592,898
                                                                                ------------------ -------------------

                     Net cash provided by operating activities                           1,209,594             474,006
                                                                                ------------------ -------------------

Cash flows from investing activities
       Decrease in advance to related company                                              351,359                   -
                     Net cash provided by investing activities                             351,359                   -
                                                                                ------------------ -------------------


Cash flows from financing activities
       (Decrease) in cash overdraft                                                              -            (115,705)
       (Decrease) in due to shareholder                                                    (40,972)                  -

                     Net cash (used) by financing activities                               (40,972)           (115,705)
                                                                                ------------------ -------------------

Net increase in cash                                                                     1,519,981             358,301

Cash - beginning                                                                           388,113                   -

Cash - end                                                                              $1,908,094            $358,301
                                                                                ------------------ -------------------


Supplemental disclosures of cash flow information:
       Interest paid                                                                          $664              $1,125
                                                                                ------------------ -------------------


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

         None

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Item 5. Other Information

     On January 8, 2001, Focus Financial Group, Inc. n/k/a The Nationwide Companies, Inc., a Florida corporation (the "Company"), and The Nationwide
Companies, Inc. n/k/a Team Nationwide, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of The Nationwide Companies, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of Common Stock of The Nationwide Companies, Inc. in exchange for 2,000,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition. The EFFECTIVE DATE of the above Agreement is December 28, 2000. The new Business Plan for the Company was fully disclosed in the Company's 10 KSB Annual Filing which was submitted to the SEC on April 16, 2000.

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
3(i).1         Articles  of  Incorporation  filed  November 18,  1999(1)

3(ii).1        By-laws(1)

4.2            Agreement For The Exchange Of Common Stock(2)

4.3            AMENDED Agreement For The Exchange Of Common Stock(3)

10.1           Office Lease for Corporate Offices located in Davie, Florida.(4)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB originally filed with the SEC on December 21, 1999.
(2) Incorporated herein by reference to the Company's Form 8 K originally filed with the SEC on January 12, 2001.
(3) Incorporated herein by reference to the Company's Form 8 K Amendment 2 originally filed with the SEC on May 11. 2001.
(4) This office lease was inadvertently excluded from the companies Form 10 KSB originally filed with the SEC on April 16, 2000.

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


     Date                     Signature                     Title
-----------------    --------------------------    ---------------------------


  June 8, 2001       BY: /s/ Carol Boozer
                     --------------------------
                            Carol Boozer           Vice President and Treasurer
                                                   (Principal Financial  Officer
                                                       of the Registrant)