Form 10QSB
period 2001-06-30
NATIONWIDE COMPANIES INC
filed 2001-08-14
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

Commission file no.:           000-28593

                         THE NATIONWIDE COMPANIES, INC.
                        --------------------------------
               (Name of Small Business Registrant in its Charter)

           Florida                                       65-0962627
--------------------------------                     ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                              Identification No.)

4350 Oakes Road, Suite 512
Davie, FL                                                         33314
------------------------------------------               -----------------------
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

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                      Donald F. Mintmire
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

     The purpose of this amendment is to correct the terms of the Share Exchange Agreement.


     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X         No
                     ----          ----

     As of June 30, 2001, there are 2,500,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.    Financial Statements



                           NATIONWIDE COMPANIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

                                Table of Contents







Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Shareholders' Deficit                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-7

                           NATIONWIDE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
 ASSETS                                                                             2001                 2000
                                                                                   audited
Cash                                                                              $1,450,780            $388,113
Prepaid commissions                                                                5,004,301           3,920,035
Prepaid expenses                                                                     437,902                   -
Advance to related company                                                                 -             465,634
Expected tax benefit                                                                  40,545                   -
Deposit                                                                               50,000                   -

      Total current assets                                                         6,983,528           4,773,782

Prepaid commissions-long term                                                      3,266,872             843,960

Independent marketing associate data base, web site and equipment- net of accumulated amortization and depreciation of $65,770 in 2001 and
$48,000 in 2000                                                                       90,409              62,000

                                                                                 $10,340,809          $5,679,742

LIABILITIES & SHAREHOLDERS' DEFICIT

Accounts payable and accrued liabilities                                            $310,598            $232,481
Revenue received in advance                                                        6,609,407           4,871,553
Due to shareholder                                                                         -              50,000
      Total current liabilities                                                    6,920,005           5,154,034

                                                                                   3,995,415           1,036,902

Common stock-par value $.001; 10,000,000 shares authorized,
     2,500,000 issued and outstanding                                                 44,682              44,682
Deficit                                                                             (619,293)           (555,876)
      Total shareholders' deficit                                                   (574,611)           (511,194)

                                                                                 $10,340,809          $5,679,742

              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended June 30,
                                                                      2001            2000
                                                                   Unaudited        Unaudited
Revenue

       Benefit Packages                                            $3,176,756        $849,360

       Commissions-related party                                       87,757          52,840

       Other income                                                     7,419           1,894

                                                                    2,210,384         609,723

Direct costs                                                        1,610,026         428,979

       Gross profit                                                   600,358         180,744

Selling, general, and administrative expenses                         591,121         345,325

       Net income (loss) before income tax                              9,237        (164,581)

       Provision for income tax                                         3,603               -

       Net income (loss)                                               $5,634       ($164,581)

                                                                       $0.002         ($0.066)
Earnings (loss) per share-basic

Weighted - average common shares outstanding                        2,500,000       2,500,000



* Federal and State tax benefit computed at expected annual tax rate of 39%.



                 The accompanying notes are an integral part of
                          these financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Six Months Ended June 30,
                                                                 2001                   2000
                                                              Unaudited              Unaudited
              Revenue

    Independent marketing associates fees                    $3,176,756              $849,360

    Commissions-related party                                   210,459                94,801

    Other income                                                 35,258                 1,894

                                                              3,422,473               946,055

               Direct costs                                   2,430,840               661,701

    Gross profit                                                991,633               284,354

              Selling, general, and administrative expenses   1,095,595               567,827

    Net (loss) before expected tax benefit                     (103,962)             (283,473)

    Expected tax benefit *                                       40,545                     -

    Net (loss)                                                 ($63,417)            ($283,473)



    Earnings (loss) per share-basic                             ($0.025)              ($0.113)


    Weighted - average common shares outstanding              2,500,000             2,500,000

    * Federal and State tax benefit computed at expected annual tax rate of 39%.


                 The accompanying notes are an integral part of
                          these financial statements.

                           NATIONWIDE COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                         Six Months Ended June 30, 2001

                                                           Common Stock
                                                       Shares       Amount       Deficit
Balance December 31, 2000                             2,500,000     $44,682     ($555,876)

Net (loss) for the Six months ended June 30, 2001                                 (63,417)

Balance June 30, 2001 (unaudited)                     2,500,000     $44,682     ($619,293)


              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended June 30,
                                                                        2001             2000
                                                                      Unaudited        Unaudited
Cash flows from operating activities
    Net (loss)                                                         ($63,417)       ($283,473)
    Adjustments to reconcile net (loss) to net cash
      provided by operating activities
             Depreciation and amortization                               17,770           12,000
             (Increase) in prepaid commissions                       (3,507,178)      (2,682,210)
             (Increase) in prepaid expenses                            (437,902)               -
             (Increase) in expected tax benefit                         (40,545)               -
             Deposit                                                    (50,000)               -
             Increase in accounts payable and accrued liabilities        78,117           36,824
             Increase in revenue received in advance                  4,696,367        3,495,889
                  Total adjustments                                     756,629          862,503

                  Net cash provided by operating activities             693,212          579,030

Cash flows from investing activities
    Purchase of fixed assets                                            (46,179)               -
    Decrease in advance to related company                              465,634                -
                  Net cash provided by investing activities             419,455                -

Cash flows from financing activities
    (Decrease) in cash overdraft                                              -         (115,705)
    (Decrease) in due to shareholder                                    (50,000)               -

                  Net cash (used) by financing activities               (50,000)        (115,705)

Net increase in                                                       1,062,667          463,325
cash

Cash - beginning                                                        388,113                -

Cash - ending                                                        $1,450,780         $463,325


Supplemental disclosures of cash flow information:
    Interest paid                                                            $0           $2,500


              The accompanying notes are an integral part of these
                             financial statements.

                           NATIONWIDE COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                    UNAUDITED


Note 1. Summary of Significant Accounting Policies

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Nationwide Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2000 and the three months ended March 31, 2001 for additional information relevant to significant accounting policies followed by the Company.

Note 2. Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATIONS

OVERVIEW

     The company was founded as a Florida corporation in 1999 as a direct sales organization. The Company sells a range of benefit packages offering diversified products through independent marketing directors. The Company is founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at discounts to the end consumer. Nationwide has developed strategic alliances with companies which supply products and services offered in its benefit packages to the Company's associates located throughout the United States. Nationwide is one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association's high ideals.

     On December 28, 2000 The Nationwide Companies, Inc., a Florida corporation acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name to The Nationwide Companies, Inc.

     The Company experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of benefit packages in excess of 200% in 2000 over 1999 and the Net Income of the company in 2000 was $528,829 up significantly compared to a net operating loss in 1999. The Company expects to experience a period of growth, which will require it to increase the scale of its operations. This increase will include the hiring of additional personnel, and expanded office space, which may contribute to higher operating expenses. The increase in operating expenses is expected to be fully funded by an increase in revenues and the Company expects to remain debt free. Expansion of the Company's operations may cause a strain on the Company's management and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systems, procedures and controls.

     Nationwide's powerful Benefits Package continues to save its associates money when they purchase products and services they may already be using. Goods and services available in the benefit packages include; Automobiles, automobile extended warranties, health and life insurance, travel services, automotive products, jewelry, UPS next day letters, miracle ear hearing aids, eye care, vitamin supplements, cosmetics and skin care products, mortgage loans, telecommunication long distance services.


12 Month Plan of Operations

     Over the next twelve (12) months the Company will focus on increasing the number of independent marketing directors and associates located throughout the United States. Nationwide will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of Nationwide's success. Nationwide understands that although the benefit programs and the discounted products and services offered in the benefit packages are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of the Nationwide management team will include (i) an emphasis on training and motivation, (ii) cultivating and attracting both new and strong leaders, (iii) adding value to its benefit packages by promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

     The Company has adopted Internet technology enthusiastically and maintains an Internet site as a means of communication, training and ordering for its associates. The Company is committed to not losing site of the fact that its benefits packages and independent sales force are the hallmarks of the Company.

     The Company has adopted an operational strategy to form strategic alliances with multiple business enterprises. As a direct sales and distribution organization, Nationwide does not engage in manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers or by Nationwide's affiliated Companies. In this manner the Company has a high level of control of the supply chain. These strategic alliances and affiliated companies will further reduce Nationwide's risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices.

     To distinguish Nationwide from the competition, the Company plans to identify, develop and launch additional services, product lines and strategic alliances. The Company plans to add additional services, product lines and strategic alliances in the future that will be included in its benefits packages. Each quarter the company intends on strengthening its benefits packages by working with its strategic alliances and searching for new relationships to enhance and expand its value to our associates.

     In this regard, the Company is currently researching the feasibility of establishing additional benefits including Fruit and Gift Products, Pet products and others. The Companies current strategic alliances include United Parcel Service (UPS(TM)), Thrifty Car Rental, Hertz(R), Lenscrafters, Miracle Ear(R), Southeastern Gems, major insurance underwriters and more.


Financial Condition, Capital Resources and Liquidity

For the Three Months Ending June 30, 2001 and 2000

Revenues

     To date, Benefit Packages have accounted for substantially all of the Company's revenues. The Company believes that the main focus of its revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying.

     For the second quarter ending June 30, 2001, the Company on a consolidated basis earned $2,115,208 from Benefit package sales to its Associates verses $554,989 for the comparable quarter ending June 30, 2000. The Company's ability to achieve revenues in the future will depend in significant part upon its ability to maintain relationships with and provide support to, existing and new associates. There can be no assurance that the Company's revenues will increase in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to market its benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for its associates in the average selling price of the affiliated company's products.


Results of Operations -For the Six Months Ending June 30, 2001

     Revenues for the six months ending June 30, 2001 were $3,176,756. This represents an increase of 374% as compared to revenues of $849,360 for the six months ending June 30, 2000. The Company's Net Loss from operations for the six months ending June 30, 2001 was ($63,417) as compared to a loss from operations for the six months ending June 30, 2000 of ($283,473). By comparison, net loss per share on a basic and diluted basis for the six months ending June 30, 2001 was ($0.025) verses ($0.113) for the six months ending June 30, 2000.

     DIRECT COSTS. Direct Costs of services increased from $661,701 in the six months ending June 30, 2000 to $2,430,840 for the six months ending June 30, 2001. As a percentage of revenues, Direct Costs decreased from 77.90% for the six months ending June 30, 2000 to 76.52% for the six months ending June 30, 2001. The decrease as a percentage of revenues was due primarily to the fact that Nationwide's revenue to direct costs increased substantially in the six months ending June 30, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $527,768, or 193%, from $567,827 in the six months ending June 30, 2000 to $1,095,595 in the six months ending June 30, 2001. However, as a percentage of revenues, selling, general and administrative expenses decreased from 66.85% in the six months ending June 30, 2000 to 34.48% in the six months ending June 30, 2001. General and administrative expenses decreased as a percentage of revenues primarily because Nationwide decreased its administrative and labor costs in addition to increasing substantially its revenues for the six months ending June 30, 2001. In addition, the dollar decrease in general and administrative expenses was caused in part by Nationwide's decision to consolidate its data processing office and to relocate it to our corporate offices in Davie, Florida to create a higher level of efficiency and utilization of our resources as well as decrease operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Nationwide's operating activities provided cash of $579,030 in the six months ending June 30, 2000, whereas in six months ending June 30, 2001 Nationwide's operating activities provided cash of $693,212. In the six months ending June 30, 2001, cash from operating activities resulted primarily from the Company's increase in receipt of full payment for Benefit Packages of $4,696,367. During the six months ending June 30, 2000, the Company received full payment for Benefit Packages of $3,495,889. This represents and increase of 134% on a comparable six month year over year basis.

     As of June 30, 2001, Nationwide had Total Current Assets of $6,983,528 and cash and cash equivalents of $1,450,780. As of June 30, 2001 Total Current Liabilities amounted to $6,920,005.

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

Item 2. Changes in Securities and Use of Proceeds

     On June 18, 2001 The Nationwide Companies, Inc., initiated a Form SB-2 public offering under the Securities Act of 1933. It intends to initiate a self-underwritten sale of a minimum of 100,000 shares at an offering price of $5.00 and a maximum sale of 1,000,000 shares at an offering price of $5.00. The offering is being made on a self-underwritten basis by us through our Chairman, Richard Loehr, without the use of securities brokers. All proceeds from the sale of shares will be held in an attorney escrow account maintained by Mintmire & Associates, Palm Beach, Florida.


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

3(ii).1        By-laws(1)

4.2            Agreement For The Exchange Of Common Stock(2)

4.3            AMENDED Agreement For The Exchange Of Common Stock(3)

10.1           Office Lease for Corporate Offices located in Davie, Florida.(4)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB originally filed with the SEC on December 21, 1999.
(2) Incorporated herein by reference to the Company's Form 8 K originally filed with the SEC on January 12, 2001.
(3) Incorporated herein by reference to the Company's Form 8 K Amendment 2 originally filed with the SEC on May 11. 2001.
(4) This office lease was inadvertently excluded from the companies Form 10 KSB originally filed with the SEC on April 16, 2000.
(5) Incorporated herein by reference to the Registration Statement on Form SB-2 and of The Nationwide Companies, Inc.(Registration No. 333-63220), filed with the U.S. Securities and Exchange Commission on June 18, 2001.

*    Filed  herewith

     (b) No Reports on Form 8-K were filed during the quarter ending June 30, 2001, covered by this Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE NATIONWIDE COMPANIES, INC.
                                  (Registrant)

Date:      August 14, 2001     By: /s/ Richard L. Loehr
                                  -----------------------------------
                                   Richard L. Loehr, Chairman & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                          Signature          Title

August 14, 2001    BY:   /s/  Carol Boozer
                        ------------------------
                            Carol Boozer            Vice President and Treasurer
                                                   (Principal Financial  Officer
                                                         of the Registrant)