Form 10QSB
period 2001-09-30
NATIONAL COMPANIES INC
filed 2001-11-14
CIK 1101216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                               Commission File No. 000-

                             NATIONAL COMPANIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   65-0962627
                                (I.R.S. Employer
                               Identification No.)

              4350 Oakes Rd., Suite 512, Davie, Florida       33314
              (Address of Principal Executive Offices)      (Zip Code)

                                 (954) 584-2151
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001, the Company had 2,500,000 shares of Common Stock outstanding, $0.001 par value.

Part I - FINANCIAL INFORMATION

                                TABLE OF CONTENTS
                                                                        Page No.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT .............................      1

FINANCIAL STATEMENTS

       Balance Sheets...............................................      2

       Statements of Operations.....................................      3

       Statement of Stockholders' (Deficit).........................      4

       Statements of Cash Flows.....................................    5 - 6

       Notes to Financial Statements................................   7 - 10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11-12

PART II - OTHER INFORMATION                                                13

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Signatures                                                                 14


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                             NATIONAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,       December 31,
                                    ASSETS                                 2001                 2000
                                                                       -----------           ----------
                                                                        Unaudited
Current Assets
      Cash                                                              $1,979,487             $388,113
      Prepaid commissions                                                6,404,461            3,920,035
      Prepaid expenses                                                      41,650
      Advance to related company                                                 -              465,634
      Deposit                                                               50,000                    -
                                                                       -----------           ----------
            Total current assets                                         8,475,598            4,773,782

Prepaid commissions-long term                                            2,703,238              843,960

Associate data base, web site and equipment-
     net of accumulated amortization and
     depreciation of $76,466 in 2001 and $48,000 in 2000                   127,443               62,000
                                                                       -----------           ----------
                                                                       $11,306,279           $5,679,742
                                                                       ===========           ==========
                       LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

      Accounts payable and accrued liabilities                            $380,666             $232,481
      Revenue received in advance                                        8,223,582            4,871,553
      Due to shareholder                                                         -               50,000
                                                                       -----------           ----------
            Total current liabilities                                    8,604,248            5,154,034
                                                                       -----------           ----------
Revenue received in advance-long term                                    3,657,095            1,036,902
                                                                       -----------           ----------
Shareholders' Deficit

      Common stock-par value $.001; 10,000,000 shares authorized,
           2,500,000 issued and outstanding                                 44,682               44,682
      Deficit                                                             (999,746)            (555,876)
                                                                       -----------           ----------
            Total shareholders' deficit                                   (955,064)            (511,194)
                                                                       -----------           ----------
                                                                       $11,306,279           $5,679,742
                                                                       ===========           ==========

   The accompanying notes are an integral part of these financial statements.

                             NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended September 30,
                                                                     2001                    2000
                                                                   ---------              ---------
                                                                   Unaudited              Unaudited
Revenue
       Benefit package sales                                       $2,687,904             $2,048,696

       Commissions-related party                                      139,077                 75,599

       Other income                                                    44,594                      -
                                                                   ----------               --------

                                                                    2,871,575              2,124,295

Direct costs                                                        1,968,576              1,580,773
                                                                   ----------               --------

       Gross profit                                                   902,999                543,522

Selling, general, and administrative expenses                       1,283,452                276,662
                                                                   ----------               --------
       Net (loss)                                                   ($380,453)              $266,860
                                                                   ==========               ========
Earnings (loss) per share-basic                                       ($0.152)                $0.107
                                                                   ==========               ========
Weighted - average common shares outstanding                        2,500,000              2,500,000
                                                                   ==========               ========

* Federal and State tax benefit computed at expected annual tax rate of 39%.

   The accompanying notes are an integral part of these financial statements.

                             NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Nine Months Ended September 30,
                                                                         2001                       2000
                                                                        Unaudited                 Unaudited
                                                                        ---------                 ---------
  Revenue
        Benefit packages sales                                          $5,864,660               $3,498,056

        Commissions-related party                                          349,536                  170,400

        Other income                                                        79,852                        -
                                                                        ----------               ----------
                                                                         6,294,048                3,668,456

  Direct costs                                                           4,399,416                2,699,065
                                                                        ----------               ----------
        Gross profit                                                     1,894,632                  969,391

  Selling, general, and administrative expenses                          2,338,502                  844,489
                                                                        ----------               ----------
        Net (loss)                                                       ($443,870)                $124,902
                                                                        ==========               ==========

                                                                           ($0.178)                  $0.050
  Earnings (loss) per share-basic
                                                                        ==========               ==========

  Weighted - average common shares outstanding                           2,500,000                2,500,000
                                                                        ==========               ==========

* Federal and State tax benefit computed at expected annual tax rate of 39%.

   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                     Nine Months Ended September 30, 2001

                                                                         Common Stock
                                                                         ------------
                                                                    Shares             Amount          Deficit
                                                                    ------             ------          -------
Balance December 31, 2000                                           2,500,000         $44,682         ($555,876)

Net (loss) for the nine months ended September 30, 2001                                                (443,870)
                                                                    ---------         -------         ---------
       Balance September 30, 2001 (unaudited)                       2,500,000         $44,682         ($999,746)
                                                                    =========         =======         =========

   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended September 30,
                                                                                        2001                    2000
                                                                                      Unaudited               Unaudited
                                                                                      ---------               ---------
Cash flows from operating activities
        Net (loss)                                                                    ($443,870)               $124,902
        Adjustments to reconcile net (loss) to net cash
          provided by operating activities
               Depreciation and amortization                                             28,466                  18,000
               (Increase) in prepaid commissions                                     (4,343,704)             (2,896,408)
               (increase) in prepaid expenses                                           (41,650)                     -
               Deposit                                                                  (50,000)                     -
               Increase (decrease) in accounts payable and accrued liabilities          148,185                  45,934
               Increase in revenue received in advance                                5,972,222               3,191,115
                                                                                     ----------              ----------
                    Total adjustments                                                 1,713,519                 358,641
                                                                                     ----------              ----------
                    Net cash provided by operating activities                         1,269,649                 483,543
                                                                                     ----------              ----------
Cash flows from investing activities
        Purchase of equipment                                                           (93,909)                     -
        Decrease in advance to related company                                          465,634                (266,788)
                                                                                     ----------              ----------
                    Net cash provided by investing activities                           371,725                (266,788)
                                                                                     ----------              ----------
Cash flows from financing activities
        (Decrease) in cash overdraft                                                         -                 (115,705)
        (Decrease) in due to shareholder                                                (50,000)                     -
                                                                                     ----------              ----------
                    Net cash (used) by financing activities                             (50,000)               (115,705)
                                                                                     ----------              ----------
Net increase in cash                                                                  1,591,374                 101,050

Cash - beginning                                                                        388,113                      -
                                                                                     ----------              ----------
Cash - end                                                                           $1,979,487                $101,050
                                                                                     ==========              ==========
Supplemental disclosures of cash flow information:

        Interest paid                                                                      $  -                  $3,375
                                                                                     ==========              ==========

   The accompanying notes are an integral part of these financial statements.

                             NATIONAL COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                    UNAUDITED

Note 1. Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of National Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Company.

Note 2. Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Note 3. Legal Proceedings

We have the following outstanding legal proceedings:

(1) Gary W. Morris v. Nationwide Companies, Inc., William R. Case, Richard L. Loehr and Glenville Haldi - State Court of Fulton County, State of Georgia, Civil Action No. 00-VS-001060 C: We are being sued by Gary W. Morris, a California resident, in Fulton County, Georgia. William R. Case, Richard L.Loehr, our Chairman and Chief Executive Officer, and Glenville Haldi are also named as defendants in the lawsuit. Mr. Morris' allegations include fraudulent conveyance, fraud and conspiracy. He seeks to recover a $122,038 judgment awarded him in 1999 in an action he brought against Nationwide Auto Club, Inc. at the end of 1997. Mr. Morris alleges that Mr. Case, Mr. Loehr, Mr. Haldi and Nationwide Companies were involved in a conspiracy to defraud Mr. Morris and to render his judgment worthless by transferring the assets of Nationwide Auto Club, Inc. to another entity (specifically Nationwide Companies, Inc., now known as National Companies, Inc. our legal entity). Mr. Morris alleges that Mr. Case, Mr. Loehr and Mr. Haldi did not disclose, and kept from him, the existence of Nationwide Companies, Inc. and of the transfer of assets. The parties mediated this lawsuit voluntarily on October 25, 2001. The mediation has been completed and is awaiting approval by the court.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

     We were founded in 1999 as a direct sales organization. We sell benefit packages through Independent Marketing Directors. We have developed relationships with suppliers who supply products and services to our associates located throughout the United States. We are one of only 147 companies which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with the Association's high ideals. On December 28, 2000 we acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name initially to The Nationwide Companies, Inc. and then to National Companies, Inc. We experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of Benefit Packages in excess of 209% in 2000 over 1999 and our net income in 2000 was $528,829 up significantly compared to a net operating loss in 1999. We expect to experience a period of growth since we have experienced significant growth from 1999 to 2000 and currently for the year 2001 we are experiencing additional growth. We also expect a continued period of growth since we have increased our IMD and associate base and are offering additional product and service benefits. This expected growth will require us to increase the scale of our operations, including the hiring of additional personnel and expanding the office space which will contribute to higher operating expenses. Expansion of our operations may cause a strain on our management and other resources. Our ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systems, procedures and controls. Our powerful Benefits Package continues to save its associates thousands of dollars on products and services they're already using. Included in the package are savings on: Life and Health Insurance, Overnight Shipping, Extended Service Contracts, fruit and gift products, Thermo Car Care products, Vita product personal care line, Vehicle Leasing and Purchasing and Travel Services.

     12 Month Plan of Operations - Over the next twelve (12) months, we will focus on increasing the number of Independent Marketing Directors and Associates located throughout the United States. We will continue to grow and develop our market share with a marketing plan focused on our core business, the sale of benefit packages. The marketing strategy is at the core of our success. We understand that although the benefit programs and the discounted products and services offered are a key component of our focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of our management team will include (i)an emphasis on training and motivation, (ii) cultivating and attracting both new and strong leaders, (iii)promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible. We have adopted internet technology enthusiastically and maintain an internet site as a means of communication and ordering for our associates. We are committed to not losing site of the fact that our products, services and independent sales force are our hallmarks. We have adopted an operational strategy to form relationships with multiple business partners. As a direct sales and distribution organization, we do not engage in manufacturing activities nor are we an underwriter and/or originating lender for any of our products or services. All products and services are purchased directly from suppliers or from our affiliated companies. In this manner we have a high level of control of the supply chain. These suppliers and affiliated companies will further reduce our risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices. We plan to identify and develop relationships with suppliers that can enable us to provide Internet mortgage and automobile financing. We have present supplier relationships with United Parcel Service (UPS(TM)), Uniglobe Team Travel, Miracle Ear(R), Southeastern Gems, Gold and Diamonds, name brand furniture, major insurance underwriters and more. We plan to increase our number of Independent Marketing Directors and Associates during the normal course of business that includes training, promotion and marketing efforts of existing Independent Marketing Directors. Additionally, we plan to improve our sales and marketing materials and have allocated a budget of $180,000 towards this plan for the next twelve months. We plan to add additional services, product lines and suppliers in the future that will be included in our benefits packages. Each quarter we intend on strengthening our benefits packages by working with our suppliers and searching for new relationships to enhance and expand our value to our associates. We will continue to pursue additional products and services as well as new suppliers. At this time we are unable to quantify expenses pertaining to our research and development plans.

Financial Condition, Capital Resources and Liquidity

For the Three Months Ending September 30, 2001 and 2000

Revenues

     To date, Benefit Packages have accounted for substantially all of our revenues. we believe that the main focus of its revenue came from the innovative marketing of our benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables us to offer significant discounts through the power of group buying.

     Our ability to achieve revenues in the future will depend in significant part upon our ability to maintain relationships with and provide support to, existing and new associates. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market its benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for our associates in the average selling price of the affiliated company's products.

Results of Operations -For the Nine Months Ending September 30, 2001

     Revenues for the nine months ending September 30, 2001 were $2,687,904 as compared to revenues of $2,048,696 for the nine months ending September 30, 2000. Our net loss from operations for the nine months ending
September 30, 2001 was ($380,453) as compared to a profit from operations for the six months ending September 30, 2000 of $266,860. By comparison, net loss per share on a basic and diluted basis for the nine months ending September 30, 2001 was ($0.152) versus earnings per share of $0.107 for the nine months ending September 30, 2000.

     DIRECT COSTS. Direct costs of services increased from $1,580,773 in the nine months ending September 30, 2000 to $1,968,576 for the nine months ending September 30, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $1,006,790 from $276,662 in the nine months ending September 30, 2000 to $1,968,576 in the nine months ending September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities provided cash of $483,543 in the nine months ending September 30, 2000, whereas in the nine months ending September 30, 2001, our operating activities provided cash of $1,269,649. In the nine months ending September 30, 2001, cash from operating activities resulted primarily from our increase in receipt of full payment for Benefit Packages of $5,972,222. During the six months ending September 30, 2000, we received full payment for Benefit Packages of $3,191,115.

     As of September 30, 2001, we had Total Current Assets of $8,475,598 and cash and cash equivalents of $1,979,487. As of September 30, 2001 Total Current Liabilities amounted to $8,604,248.

     We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and for the foreseeable future.

     To date, inflation has not had a material impact on our financial results. However, inflation may adversely affect our future financial results.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings. None.

We have the following outstanding legal proceedings:
(1) Gary W. Morris v. Nationwide Companies, Inc., William R. Case, Richard L. Loehr and Glenville Haldi - State Court of Fulton County, State of Georgia, Civil Action No. 00-VS-001060 C: We are being sued by Gary W. Morris, a California resident, in Fulton County, Georgia. William R. Case, Richard L. Loehr, our Chairman and Chief Executive Officer, and Glenville Haldi are also name as defendants in the lawsuit. Mr. Morris' allegations include fraudulent conveyance, fraud and conspiracy. He seeks to recover a $122,038 judgment awarded him in 1999 in an action he brought against Nationwide Auto Club, Inc. at the end of 1997. Mr. Morris alleges that Mr. Case, Mr. Loehr, Mr. Haldi and Nationwide Companies were involved in a conspiracy to defraud Mr. Morris and to render his judgment worthless by transferring the assets of Nationwide Auto Club, Inc. to another entity (specifically Nationwide Companies, Inc., now known as National Companies, Inc. our legal entity). Mr. Morris alleges that Mr. Case, Mr. Loehr and Mr. Haldi did not disclose, and kept from him, the existence of Nationwide Companies, Inc. and of the transfer of assets. The parties are mediating this lawsuit voluntarily on October 25, 2001. If mediation is unsuccessful, the parties will proceed to trial.

(2) Nationwide Mutual Insurance Company, et al.v. Nationwide Insurance Group, Inc., et al., Case No. C2-01-785, pending in the United District COurt, Southern District of Ohio. This is a case brought by Nationwide Insurance against us for alleged trademark infringement. Nationwide Insurance is requesting that we cease and desist from using the name "Nationwide," or any derivative thereof, in connection with insurance or financial services. At this time, we are negotiating a settlement where we will cease using names, in connection with the sale of insurance or financial services, which may infringe on the Nationwide trademark with regard to our insurance and financial services. We have already substantially ceased the use of such names and, in fact, took up such efforts within forty eight (48) hours of the first notice of objection. We have also tentatively agreed to pay $5,000 for the grant of a license to continue to use "Teamnationwide" as a link to our other domains for a limited period. We have not entered into the Settlement Agreement at this time, but both parties are expected to sign this Agreement within the next few weeks.

Except as stated above, as of October 15, 2001, there have not been any material civil, administrative or criminal proceedings concluded, pending or on appeal against us.

Item 2.    Changes in Securities. None
Item 3.    Defaults Upon Senior Securities. None.
Item 4.    Submission of Matters to a Vote of Security Holders.  None
Item 5.    Other information.  None.
Item 6.    Exhibits and reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    National Companies, Inc.
                                   (Registrant)

                                    By: /s/ Carol Boozer
                                    ------------------------
                                    Carol Boozer
                                    Vice President and Treasurer
                                    (Principal Financial Officer)

DATED: November 14, 2001