Form 10KSB
period 2001-12-31
NATIONAL COMPANIES INC
filed 2002-04-12
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                          Commission file no. 000-28593

                            NATIONAL COMPANIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                                        65-0962627
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   4350 Oakes Road, Suite 512
           Davie, FL                                              33314
     --------------------                                      ----------
(Address of principal executive offices)                       (Zip Code)

                 Registrant's telephone number: (954) 584-2151

                           Nationwide Companies, Inc.
        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
             Title of each class                 which registered

               None                                     None
            -----------                          -------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)
                      ------------------------------------

                        Copies of Communications Sent to:
                              Anslow & Jaclin, LLP
                             4400 Route 9, 2nd Floor
                           Freehold, New Jersey 07728
                    Tel: (732) 409-1212 - Fax: (732) 577-1188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X        No
         -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2001: $ 10,999,152.

Of the 3,648,038 shares of voting stock of the registrant issued and outstanding as of March 29, 2002, 1,096,058 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

There were 3,648,038 shares of the registrant's common stock outstanding as of March 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:         None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SUMMARY TABLE OF CONTENTS SUMMARY TABLE OF CONTENTS

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

ITEM 1.  Description of Business

The name of our company is National Companies, Inc. f/k/a The Nationwide Companies, Inc. We were incorporated under the laws of the State of Florida on November 18, 1999. We changed our name to National, Companies Inc., on August 29, 2001, federal trademark has been applied for. For the fiscal year 2001 we operated as a publicly held company, marketing our benefits packages through direct sales or "network marketing". We had 20 full time employees and owned no real estate.

The Company also announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from The Nationwide Companies, Inc. to National Companies, Inc. Total issued and outstanding stock after effecting the name change was 2,500,000 and there are currently have 3,648,038 shares issued and outstanding.

National Companies, Inc. operates as a direct sales company. The Company sells a range of benefit packages and diversified products through independent marketing directors and associates. The Company is founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. For those seeking an income opportunity, the Company's carefully structured pay plan allows its Independent Marketing Directors ("IMD's") to reap the financial rewards of direct sales.

National's Core Business

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

The National family of companies is a direct sales and distribution organization. Its unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying. National offers a wide variety of market- driven products and services through a network of associates -- "Team National". The Company has developed its distribution system based on the one-to-one marketing concept of direct selling, creating value for the Company and significant revenue for our IMDs.

The Company's products and services include many benefit packages including automotive discounts, financing, leasing, mortgages, insurance, travel and vacation packages, telecommunications and much more. Other products include an array of consumer-oriented products and services including car care products, dietary and nutritional supplements, personal care jewelry and stained glass.

National offers two benefit packages:

1) A Three-Year Family Benefit Package for the whole family, including the owner and spouse, their parents and all children (no age limit). A family package sells for $2,195.00. Financing is also available for this package @ $895 down and $75.95 per month for 20 months.

2) A Two-Year Individual Benefit Package for the owner and spouse, which has the same benefits as the family package, sells for $795,00. Financing for this package includes $95 down and $39.95 per month for 20 months.

As direct sales and distribution organization, National does not engage In manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers by National's affidavit companies and independent venders. In this manner the Company controls all aspects of the supply chain.

The National Marketing Plan

National will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of National's success. National understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The points listed below are the constant focus of the National management team:

     *    Emphasis on training and motivation.
     *    Cultivate and attract both new and strong leaders.

     *    Promote unique offerings of cost-effective products and services.
     *    A pay plan that leads the industry.
     *    Availability and accessibility of executive management.

Independent Marketing Directors

As a direct sales Company, sales of National's products are dependent upon the efforts of, Team National, the Company's IMDs and associates. Management expects the number of IMDs and associates to continue to grow as the Company expands and as distributor recruitment increases. IMD growth is an essential component in our continued success in the direct selling industry. National believes its distributor compensation plan is one of the most financially rewarding in the industry. IMD commissions and bonuses are calculated and paid weekly and monthly based on volume sales as outlined in the Company's pay plan. Commissions are the Company's most significant expense. Management believes distributor commissions as a percent of net sales will remain relatively constant going forward.

National's Compensation Plan

The compensation program is available from the Company. National offers a "binary" compensation program. In our plan, an IMD is allowed to occupy one or more "business centers," (Bonus Points and Pay Points) each limited to two downline legs. Compensation is paid on group volume of the downline legs rather than a percentage of sales of multiple levels of distributors. Thus, payment is volume driven rather than level driven. Sales volume must be balanced in the two legs to be eligible for commissions, which are paid at designated points when target levels of group sales are achieved. Payment is on a weekly and monthly basis. National chose a binary compensation structure because of several important advantages offered by this type of direct sales compensation program. National's compensation plan is designed to give generous rewards to all levels of participation. Our generous plan rewards IMDs and generates significant sales for the Company.

Training

     National has developed professional marketing and training tools to facilitate the success of every National independent marketing director. Over the past several years National has developed a highly successful training program for its IMDs. To address the fact that people communicate in different ways, the company has developed two methods to allow IMDs to share information:

* The traditional person-to-person method with printed materials, video, audio tapes, pre-recorded and live phone conversations. And, unique to National, Chairman Richard Loehr, and the executive management are available to all IMD's and associates of National Companies to answer their questions.

* For IMD's with computers, National has developed our Internet site, www.bign.com for online training and downloadable documents.

Bign.com

National has designed and maintains a state-of-the-art Internet site, Bign.com. The site has grown quickly and is an important sales tool for the Company and our IMDs. An eCommerce site, Bign.com is a secure venue where IMDs can recruit prospects, advertise, and download training materials. The associates can purchase products, service, price new and used vehicles and more.

Via the internet, IMDs and customers may shop from the comfort of their own homes 24 hours a day, 7 days a week.

Trademarks, Patents and Proprietary Information

Many of National's products are sold under trade names that are exclusive to National in order to protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. In this regard, trademarks protect many of the products. Other products and services are protected under exclusive agreements with our business partners. The Company holds no patents.

The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contracts with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company also seeks to protect its official literature by means of copyright protection.

Management

National has assembled a trustworthy and dedicated management team comprised of leaders in their respective industries. These skilled individuals are committed to accomplishing the goals set forth in this business plan. Refer to Part III,
Item 9. Directors, Executive Officers, Promoters and Control Persons for biographies of our management.

THE INDUSTRY

National is positioned at the leading edge of several multibillion dollar industries -- automotive sales and services, healthcare products and services, nutritional supplements, personal care products, telecommunications, travel, insurance and financial services. The Company unites these industries through a direct sales force to provide quality products and services devoid of high advertising costs and overhead. The Company believes it has both the products and marketing expertise to aggressively capture a significant share of these growing industries.

ITEM 2. Description of Property

National Companies, Inc. is headquartered at 4350 Oakes Road, Suite 512, Davie, Florida, 33314. Principals can be reached at (954) 584-2151. At this time, National's associated operating companies all operate from these leased offices which comprise 10,000-sq. ft. in a newly constructed commercial complex. The Company has an option to renew its lease in 2005 The Data Processing Center was relocated to the Davie headquarters in June of 2001.

ITEM 3.           Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 4.           Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5.           Market For Common Equity and Other Shareholder Matters.

The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. The Company has a market maker which has filed an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

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

On March 28, 2002, the Company issued a total of 1,060,688 shares to 76 employees and consultants of the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

OVERVIEW

The company was founded as a Florida corporation in 1999 as a direct sales organization. The Company sells benefit packages through independent marketing directors. The Company is founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. National has developed strategic alliances which supply products and services to the Company's associates located throughout the United States. National is one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association's high ideals.

The Company experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of Benefits Package Sales in excess of 61% in 2001 over 2000 and the income of the company from these sales, in 2001 was $10,012,000. The Company expected to experience this increased growth and has adapted its software and computer systems to facilitate the ease of data entry without the need for additional employees. The cost to develop our computer programs and office infrastructure was approximately $345,000. We expect to fully recapture this expenditure in the next 12 to 18 months by way of not having to increase our workforce or office infrastructure. Funded by a continued increase in revenues the Company expects to remain debt free.

National's powerful Benefits Package continues to save its associates thousands of dollars on products and services they're already using. Included in the package are savings on: Insurance, Overnight Shipping, Extended Service Contracts and National's private label Thermo Car Care product line and Vita product personal care line.

12 Month Plan of Operations

Over the next twelve (12) months the Company will focus on increasing the number of independent marketing directors and associates located throughout the United States. National will continue to grow and develop its market share with a marketing plan focused on the Company's core business, the sale of benefit packages. The marketing strategy is at the core of National's success. National understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of the National management team will include (i) an emphasis in training and motivation, (ii) cultivating and attracting both new and strong leaders, (iii) promoting unique offerings of cost-effective products and services, as well as
(iv) making executive management available and accessible.

The Company has adopted internet technology enthusiastically and maintains an internet site as a means of communication, training and ordering for its associates. The Company is committed to not losing site of the fact that its products, services and independent sales force are the hallmarks of the Company.

The Company has adopted an operational strategy to form strategic alliances with multiple business partners. As a direct sales and distribution organization, National does not engage in manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers or by National's affiliated Companies. In this manner the Company has a high level of control of the supply chain. These strategic alliances and affiliated companies will further reduce National's risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices.

To distinguish National from the competition, the Company plans to identify, develop and launch additional services, product lines and strategic alliances. In this regard, the Company is currently researching the feasibility of establishing a Pet Product Line and Home Mortgages through Wells Fargo. We continue our strategic alliances with United Parcel Service (UPS(TM)), Uniglobe Team Travel, Miracle Ear(R), Southeastern Gems, Gold and Diamonds, Lenscrafters, Devan Lowe, Team National Communications, name brand furniture, major insurance underwriters and more.

Results of Operations - Full Fiscal Year 2001

Revenues

To date, sale of benefit packages by our IMD's have accounted for substantially all of the Company's revenues. The Company believes that the main focus of its revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables the Company to offer significant discounts through the power of group buying.

For the fiscal year ending December 31, 2001, the Company on a consolidated audited basis derived approximately 92% of its revenue from Benefit package sales. The Company's ability to achieve revenues in the future will depend in significant part upon its ability to maintain relationships with and provide support to, existing and new IMD's. There can be no assurance that the Company's revenues will increase in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to market its benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for its associates in the average selling price of the affiliated company's products.

RECENT FINANCIAL RESULTS

FISCAL 2001 COMPARED TO FISCAL 2000

Revenues for the fiscal year ending December 31, 2001 were $10,852,392. This represents an increase of 62% as compared to revenues of $6,383,933 for the fiscal year ending 2000. Income from operations for the fiscal year 2001 was $126,628 compared to a profit of $520,010 from operations for fiscal year 2000. Net income for the fiscal year 2001 was $174,388 or $0.07 per share on a basic basis and a diluted basis. By comparison, net income for the fiscal year 2000 (after Pro Forma Tax) was $330,029 or $0.13 per share on a basic and diluted basis.

DIRECT COSTS. Direct Costs of services increased by $3,018,240 or 63%, from $7,761,20 in fiscal 2001 to $4,742,772 in fiscal 2000. As a percentage of revenues, Direct Costs stayed constant at from 77% in fiscal 2001 to 77% in fiscal 2000.

Selling, General and Administrative. Selling, general and administrative expenses increased by $1,843,593 or 164%, from $2,964,744 in fiscal 2001 to $1,121,151 in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses were 27% in fiscal year 2001 from 18% in fiscal year 2000. General and administrative expenses increased as a percentage of revenues primarily because National increased its administrative and labor costs and professional fees.

Provision for Income Taxes. The provision for income taxes increased from $ 0 in fiscal 2000 to $ 99,000 in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

National's operating activities provided cash of $2,026,567 in fiscal 2001, whereas in fiscal 2000 National's operating activities provided cash of $1,027,375. In fiscal 2001, cash from operating activities was used for investing activities for the period. In fiscal 2001, cash from operating activities resulted primarily from net income of $174,388 and an increase in revenue received in advance net of prepaid commissions and accounts payable $1,699,791.

Cash used in investing activities was $1,916,689 in fiscal 2001, and $454,235 in fiscal 2000. The increased use of cash for investing activities in fiscal 2001 as compared to fiscal 2000 resulted primarily from National's advance to an affiliate.

National's financing activities used cash of $50,000 in fiscal 2001. In fiscal 2000, National's financing activities used cash of $185,027. This consisted primarily of $190,709 to purchase the public reporting shell corporation and cash overdraft. As of December 31, 2001, National had cash of $447,991 and Total Current Assets of $7,325,608 and Total Current Liabilities of $6,682,785.

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on our financial results. However, inflation may adversely affect our future financial results.

Item 7  FINANCIAL STATEMENTS

     The Financial Statements of The National Companies, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Robert Jarkow, Certified Public Accountant, 3111 North Andrews Avenue, Ft. Lauderdale, Florida 33309, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                           NATIONAL COMPANIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

             January 15, 1999 (Inception) to December 31, 1999 Year
                             Ended December 31, 2000

                           NATIONAL COMPANIES, INC.

                                Table of Contents

Independent Auditor's Report                                       1

Consolidated Balance Sheet                                         2

Consolidated Statements of Operations                              3

Consolidated Statement of Shareholders' Deficit                    4

Consolidated Statements of Cash Flows                              5

Notes to Consolidated Financial Statements                        6-8

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT

                            3111 North Andrews Avenue
                         Fort Lauderdale, Florida 33309

                                 (954) 630-9070


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
National Companies, Inc.

          I have audited the accompanying consolidated balance sheets of National Companies, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

           My audits were conducted in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

          In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Companies, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 22, 2002

                            NATIONAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2001 and 2000

                                     ASSETS

       Current Assets                                                                                   2001           2000
                                                                                                    --------------  ------------
            Cash                                                                                         $447,991      $388,113
            Prepaid commissions                                                                         4,734,208     3,920,035
            Advance to related company                                                                  2,143,409       465,634

                                                                                                    --------------  ------------
                  Total current assets                                                                  7,325,608     4,773,782

       Prepaid commissions-long term                                                                    3,424,093       843,960

       Data Base and Web Site- net of accumulated amortization of $57,000 in 2001 and $38,000 in 2000      38,000        57,000

       Equipment and leasehold improvements-
             net of accumulated depreciation of $ 44,388 in 2001 and $10,000 in 2000                      209,526         5,000
                                                                                                    --------------  ------------

                                                                                                      $10,997,227     5,679,742
                                                                                                    ==============  ============
                       LIABILITIES & SHAREHOLDERS' DEFICIT

       Current Liabilities

            Accounts payable and accrued liabilities                                                     $258,688      $232,481
            Income tax payable                                                                             99,000             -
            Revenue received in advance                                                                 6,325,097     4,871,553
            Due to shareholder                                                                                  -        50,000
                                                                                                    --------------  ------------
                  Total current liabilities                                                             6,682,785     5,154,034
                                                                                                    --------------  ------------

       Revenue received in advance-long term                                                            4,651,248     1,036,902
                                                                                                    --------------  ------------
       Shareholders' Deficit

            Common stock-par value $.001; 10,000,000 shares authorized,
                 2,500,000 issued and outstanding                                                          44,682        44,682
            Deficit                                                                                      -381,488      -555,876
                                                                                                    --------------  ------------
                  Total shareholders' deficit                                                            -336,806      -511,194
                                                                                                    --------------  ------------

                                                                                                      $10,997,227     5,679,742
                                                                                                    ==============  ============

                 The accompanying notes are an integral part of
                           these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2001 and 2000

                                                                                                  2001              2000
                                                                                              --------------   ---------------
      Revenue
           Benefit Package Sales                                                                 $9,971,355        $6,146,752

           Commissions-related party                                                                541,935           237,181

           Other                                                                                    339,102                  -
                                                                                              --------------   ---------------

                Total revenue                                                                    10,852,392         6,383,933

      Direct costs                                                                                7,761,020         4,742,772
                                                                                              --------------   ---------------

                Gross profit                                                                      3,091,372         1,641,161

      Selling, general, and administrative expenses                                               2,964,744         1,121,151
                                                                                              --------------   ---------------

           Income from operations                                                                   126,628           520,010

           Interest income                                                                          146,760             8,819
                                                                                              --------------   ---------------

                Income before Income Tax                                                            273,388           528,829

      Provision for Income Tax                                                                       99,000                 *
                                                                                              --------------   ---------------

                Net income                                                                         $174,388          $528,829
                                                                                              ==============   ===============

      Earnings per share-basic                                                                        $0.07             $0.21
                                                                                              ==============   ===============

      Weighted - average common shares outstanding                                                2,500,000         2,500,000
                                                                                              ==============   ===============
      Pro forma Tax (Unaudited):
           The Pro forma Tax is computed as if the Company was taxed for the year 2000 as a conventional Corporation under the Internal Revenue
              Code.

                   Income before income tax                                                                          $528,829

                   Provision for Income Tax                                                                           198,800
                                                                                                               ---------------
                   Net Income                                                                                        $330,029
                                                                                                               ===============

           Basic earnings per share                                                                                     $0.13
                                                                                                               ===============

           * No provision was made for income tax because the Company was an S Corporation for 2000. Accordingly, the income was included in the personal income tax return of the shareholder.

                 The accompanying notes are an integral part of
                           these financial statements.
                                       -3-

                            NATIONAL COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                     Years Ended December 31, 2001 and 2000

                                                                                            Common Stock
                                                                                    ---------------------------
                                                                                       Shares        Amount        Deficit
                                                                                    -------------  ------------  -------------
     Balance December 31, 1999                                                         2,500,000       $44,682    -$1,084,705

         Net income for the year ended December 31, 2000                                                              528,829
                                                                                    -------------  ------------  -------------

     Balance December 31, 2000                                                         2,500,000        44,682       -555,876

         Net income for the year ended December 31, 2001                                                              174,388

                                                                                    -------------  ------------  -------------
     Balance December 31, 2001                                                         2,500,000       $44,682      -$381,488
                                                                                    =============  ============  =============

                   The accompanying notes are an integral part
                         of these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years Ended December 31, 2001 & 2000

                                                                                       2001               2000
                                                                                   --------------     --------------
Cash flows from operating activities
       Net income                                                                       $174,388           $528,829
       Adjustments to reconcile net income  to net cash
         provided by operating activities
             Depreciation and amortization                                                53,388             24,000
             (Increase) in prepaid commissions                                        -3,394,306         -2,381,116
             Increase in accounts payable and accrued liabilities                         26,207            166,179
             Increase in income tax payable                                               99,000                  -
             Increase in revenue received in advance                                   5,067,890          2,689,483
                                                                                   --------------     --------------
                  Total adjustments                                                    1,852,179            498,546
                                                                                   --------------     --------------

                  Net cash provided by operating activities                            2,026,567          1,027,375
                                                                                   --------------     --------------

Cash flows from investing activities
       Advances to related company                                                    -1,677,775           -454,235
       Purchase of assets                                                               -238,914                  -
                                                                                   --------------     --------------
                  Net cash (used) by investing activities                             -1,916,689           -454,235
                                                                                   --------------     --------------

Cash flows from financing activities
       (Decrease) in cash overdraft                                                                     -  -115,709
       Repayment of loan from shareholder                                                -50,000                  -
       Capital contribution                                                                             -     5,682
       Acquisition of public shell                                                                      -   -75,000
                                                                                   --------------     --------------
                  Net cash (used) by financing activities                                -50,000           -185,027
                                                                                   --------------     --------------

Net increase in cash                                                                      59,878            388,113

Cash - beginning                                                                         388,113                -0-
                                                                                   --------------     --------------

Cash - end                                                                               447,991            388,113
                                                                                   ==============     ==============

Supplemental disclosures of cash flow information:

       Interest paid                                                                           -             $4,500
                                                                                   ==============     ==============

                     The accompanying notes are an integral
                      part of these financial statements.

                            NATIONAL COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

Note 1. Public Entity

          On December 28, 2000, an inactive public shell corporation, Focus Financial Group, Inc. (formed November 18, 1999), with no assets or liabilities, was acquired by a privately held operating company. The public company changed its name to Nationwide Companies, Inc. and subsequently to National Companies, Inc. The owners of the private company received 80% of the public entity in exchange for 100% of their stock in the private company and the privately owned company became a wholly owned subsidiary of the public entity.

          The transaction was accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the recorded assets, liabilities, and operations of the private company were carried forward at historical amounts and the equity was restated to give effect to the transaction from inception.

Note 2. Summary of Significant Accounting Policies

Nature of Operations

           The Company is a direct sales organization which sells benefit packages which allows the Company's Associates to purchase products and services through affiliated companies and third party vendors.

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

     Revenue Recognition of Benefit Package Sales, Direct Costs and Other Income Benefit Package sales, and associated Direct Costs (consisting of commissions), are deferred and recognized over the term of the membership period (two or three years) on the straight line basis (because the Associates buying patterns are random and cannot be predicted).

         Other income consists of (1) business packages, which assist the independent marketing director to present the Company to prospective new Associates and (2) access by the independent marketing directors to the Company's data base for his/her's history of sales. Income is recognized when payment is received.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

Note 2. Summary of Significant Accounting Policies (continued)

Cash Concentration

          The Company maintains its cash in bank deposit accounts which may exceed the $100,000 federally insured limits.

Data Base and Web Site

           The data base and web site was recorded at $95,000, which was the cost to the contributing shareholder. Amortization is computed using the straight-line method over the five year estimated useful life. Maintenance of the web site is expensed as occurred.

Equipment and Leasehold Improvements

           Equipment in 2000 is recorded at $15,000, which was the cost to the contributing shareholder. Depreciation is computed using the straight-line method over the three year estimated useful lives of the assets. Additions for 2001 are as follows: (1) Equipment of $146,170 purchased in 2001 is depreciation using the straight-line method over the three and five year estimated useful lives; (2) Leasehold improvements of $49,183 is being depreciated using the straight-line method over the five year life of the lease; and (3) The Corvette purchase of $42,921 in 2001 (for a promotional prize) is recorded at estimated residual value and is expected to be sold upon the return from the recipient in 2002.

Earnings Per Share

           Earnings per share is calculated by dividing net income by the average number of shares outstanding during the period.

          At December 31, 2001 and 2000 there are no shares that would cause a dilution of earnings per share.

Reclassification

          Certain amounts for 2000 has been reclassified to conform to the current year presentation.

Note 3. Benefit Package Contracts

          In March 2001, the Company began a time payment program for Benefit Package sales. The contracts are payable over 20 months bearing interest at 18 percent. The amount of contracts entered into during 2001 were $5,652,270, with the balance to be collected at December 31, 2001 of $3,579,984. The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

Note 4. Commitments

          Long-Term Operating Lease - The Company has a commitment under a lease for office space, expiring on August 31, 2006. The following summarizes the future minimum lease payments under the non-cancelable operating lease obligation: for 2002 is $65,412; 2003 is $67,854; 2004 is $70,924; 2005 is
$73,770 and 2006 is $50,484.

          Rent expense for 2001 and 2000 was approximately $59,924 and $29,700, respectively.

Note 5. Related Party Transactions

          Affiliated companies - The majority of the Company's products and services are supplied by companies that are owned by the Company's majority shareholder, president and Chairman of the Board of the Company. The affiliated companies sell only to the Company's Associates. No revenue is realized by the Company for product or service sold by theses affiliates, except that one affiliate pays a commission, based on product sales, to the Company. The revenue received by the Company from this affiliate is reflected in the Statement of Operations as Commissions.

         At December 31, 2001, The Company had advanced to an affiliate, interest free, $2,143,409. The balance is anticipated to be repaid before the end of 2002.

          An affiliate of the Company is owned by the majority shareholder of the Company who is also the president and Chairman of the Board of the Company and is also the president and Chairman of the Board of the affiliate. The affiliate sold health insurance through two health care providers to Associates of the Company. The State of Florida Department of Insurance has initiated proceedings against one health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. The State of Texas Department of Insurance has initiated a receivership proceeding against the other health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. Our understanding is as of March 22, 2002 neither plan is operating or paying claims. The amount of unpaid claims that the Company is aware of as of March 22, 2001 is approximately $652,000.

          Management is unable to assess the effect, if any, of this matter will have on the Company. Accordingly, no provision has been made in these financial statements in this matter.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

Note 5.  Income Tax

     Prior to the reverse acquisition, the privately held company was an S Corporation under the Internal Revenue Code. Accordingly, it was not responsible for payment of Income Tax for the year 2000.

     At December 31, 2001 and 2000, there are no items that give rise to deferred income taxes. At December 31, 2001 the effective tax rate is 36%.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name                                Age              Position
----                                ---              --------
Richard Loehr                       59               Chairman and Chief Executive Officer
Douglas J. Borr                     59               Vice President
Lynda M. Davis                      47               Vice President and Secretary
Angela Loehr Chrysler               30               Director
Carol Boozer                        48               Comptroller
Richard Chrysler                    60               Director
Robert Fason                        43               Director
Les Whitaker                        43               Director

Richard (Dick) Loehr is National's Chairman and Chief Executive Officer with responsibility for the day-to-day operations of the Company. Mr. Loehr designed National's Benefits Program. Dick Loehr's career began as a teenage champion drag racer who, through fate or good luck, caught the eye of Henry Ford, II. Ford admired Loehr's competitiveness and tireless work ethic, At Ford, Mr. Loehr spent a good deal of time as the head of the Ford Racing Team. During this time, Loehr acquired his management skills by emulating his mentor, Henry Ford. Loehr successfully practices those skills today at National.

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

Douglas J. Borr is vice president of Team National with responsibility for developing the Company's multi-dimensional benefits packages. Mr. Borr is a capable and experienced businessman. His relationship with Mr. Loehr goes back to kindergarten confirming him as a loyal executive of the Company.

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

In 1995, Mr. Borr renewed his business relationship with Mr. Loehr resulting in the formation of Nations Auto Fleet, Inc. and subsequently the development of the entire National benefits packages. Mr. Borr has been instrumental in negotiating all of the contracts the Company establishes with its providers. His skills are essential in procuring the best prices and products for National Associates.

Lynda M. Davis is the Company's vice president and secretary. She joined National in 1996. Ms. Davis began her business career with Continental Homes of Chicago. At age 20, she became the Company's youngest sales manager with responsibility for Continental's Subdivision division. She was awarded that company's prestigious Million-Dollar Circle Award with gross sales of almost two million dollars (when the average cost of a home in her subdivision at that time was $30,000.)

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

Carol Boozer is National's vice president and treasurer. She is responsible for all financial bookkeeping and reporting. At this time, Ms. Boozer reports directly to the chief executive officer. Ms. Boozer began her professional career in 1969. She worked in the automobile industry with various responsibilities until 1982 when she moved to Michigan. In Michigan, Ms. Boozer was hired by Richard Loehr as billing clerk and later office manager at one of his dealerships. After Mr. Loehr sold his dealerships, Ms. Boozer remained with the new owner until 1991. Ms. Boozer relocated to South Florida and was instrumental in establishing Nations Fleet, an affiliated company of The Company.

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

Angela Loehr Chrysler is vice president of National Travel Services, Inc. (a UNIGLOBE Team Travel franchise and National's newest affiliated Company). Ms. Chrysler, the daughter of chairman and CEO Richard Loehr, is an experienced executive with an impressive professional background in sales and marketing. Ms. Chrysler's responsibilities include all aspects of running a travel business: sales, management, finance, Web maintenance and training.

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

From January 2000 until September 2000, Ms. Chrysler was the regional physician sales representative for Healtheon/WebMD, an Internet health services and information company headquartered in Atlanta, Georgia. Ms. Chrysler's responsibilities included in-service training for nurses and staff in the use of the WebMD Web site and its services. Her territory included approximately five counties in Michigan with over 6,000 accounts. Ms. Chrysler left WebMD to help found National Travel Services.

Ms. Chrysler holds a Bachelor of Science degree from Florida Atlantic
University.

Robert Fason is a member of National's board of directors, he is National's national sales manager and the Company's undisputed top producer. Mr. Fason's rise within National is unprecedented in the history of the Company. Mr. Fason joined National in 1997 following a successful six-year career with National Safety Associates (NSA), including membership on the company's President's Advisory Council and Executive Committee. For ten years, prior to joining NSA Mr. Fason was a dairy farmer in Mount Vernon, Arkansas.

Les Whitaker is a member of National's board of directors, as well as a regional director and member of National' prestigious Chairman's Circle. He received the Company's Platinum Presidential Award as recognition for his financial success. From 1982 until 1997, Mr. Whitaker was a successful direct marketing distributor for Amway Corporation. He later became the number one producer in the United States for Jewelway International serving as that company's national sales trainer. Mr. Whitaker holds a Bachelor of Science degree and a Master's degree in Civil Engineering from Oklahoma State University. He began his professional career as a partner in a highly successful engineering consulting firm.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Loehrs comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

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

Annual Compensation
-------------------

Name and Position                           Salary            Bonus            Annual Deferred Salary
-----------------                           ------            -----            ----------------------
Richard Loehr, Chairman & CEO               $   0             $   250,000      $      0

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

Name and Address        Number of Shares     Percentage Owned(1)
----------------        ----------------      ----------------
Richard L. Loehr                 2,000,000            54.82 %
Chairman and CEO

Douglas J. Borr                    200,000              5.48%
Vice President

Lynda M. Davis                     100,000              2.74%
Vice President
and Secretary

Carol Boozer                       100,000              2.74%
Vice President
and Treasurer

Angela Loehr Chrysler              105,000              2.88%
Director

Richard Chrysler                     5,000               .14%
Director

Robert Fason                        33,882               .93%
Director

Les Whitaker                         8,098               .22%
Director

Shelley & Peter Goldstein(2)       238,000              6.52%

All Directors, Officers
and 5% Shareholders as
a Group                          2,789,980             76.47%

(1) Table is based on current outstanding shares of 3,648,038 as of March 29, 2002.

(2)Shelley Goldstein is our former sole executive and director. Mrs. Goldstein and her husband, Peter Goldstein, are the controlling shareholders of Goldco Properties, Ltd which owns 100,000 shares and Mr. Goldstein owns directly 1,000 shares. Combined with Ms. Goldstein's direct ownership interest, Shelley Goldstein and Peter Goldstein beneficially own, as determined in compliance with SEC rules, 238,000 shares.

Item 12.          Certain Relationships and Related Transactions

National controls the supply of products and services through the affiliated operating companies owned and operated by National chairman and chief executive officer, Richard Loehr.

Team National Products, Inc.,

o Team National Products, Inc. f/k/a Loehr's Auto Consulting, Inc. provides products jewelry, nutritional products, car care products, and telephone services to National. This affiliated company is also responsible for training materials, and for the National apparel line.

National Automotive, Inc.

o National Automotive, Inc., f/k/a Nation's Auto Fleet provides support services to The National Companies. Services and products include automotive sales and leasing, warranties, and financing.

National Travel Consultants, Inc.

o The National Companies offers travel and vacation plans through its wholly-owned subsidiary National Travel Services, Inc. This company is a franchisee of UniGlobe Travel.

National Health Plans Plus, Inc.

o The National Companies recently established National Insurance Group, Inc. to design innovative insurance products for the Company. These products, provided by an A+ rated US insurance company, include critical care, Medicare, dental, health and term life insurance and are an important component in the Company's product mix.

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

NEED TO ADD EXHIBITS HERE-

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

                                         THE NATIONAL COMPANIES, INC.
                                         (Registrant)


Date:    April 11, 2002                   By: /s/ Richard L. Loehr
                                         -----------------------------------
                                            Richard L. Loehr, Chairman & CEO


Date:    April 11, 2002                   By: /s/ Lynda M. Davis
                                         -----------------------------------
                                            Lynda M. Davis, Vice President and
                                            Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature                       Title


April 11, 2002          By: /s/ Richard L. Loehr
                       --------------------------
                        Richard L. Loehr,                Chairman of the Board


April 11, 2002          By: /s/ Angela Loehr Chrysler
                       ------------------------------
                        Angela Loehr Chrysler,           Director


April 11, 2002          By: /s/ Richard Chrysler
                       --------------------------
                        Richard Chrysler,                Director


April 11, 2002          By: /s/ Robert Fason
                       -----------------------
                        Robert Fason,                    Director


April 11, 2002          By: /s/ Les Whitaker
                       ------------------------
                        Les Whitaker,                    Director