Form 10QSB
period 2002-03-31
NATIONAL COMPANIES INC
filed 2002-05-20
CIK 1101216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                               Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2002, the Company had 3,575,538 shares of Common Stock outstanding, $0.001 par value.

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


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                            NATIONAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,      December 31,
                                    ASSETS                                                   2002            2001
                                                                                          -------------   --------------
                                                                                           Unaudited
       Current Assets
           Cash                                                                             $1,343,244         $447,991
           Prepaid commissions                                                               5,600,690        4,734,208
           Advance to related company                                                        1,937,985        2,143,409

                                                                                          -------------   --------------
                 Total current assets                                                        8,881,919        7,325,608

       Prepaid commissions-long term                                                         4,093,651        3,424,093

       Data base and web site-net of accumulated amortization of $61,750 in 2002
           and $57,000 in 2001                                                                  33,250           38,000

       Equipment and leasehold improvements
           net of accumulated depreciation of $56,149 in 2002 and $44,388 in 2001              220,557          209,526

                                                                                          -------------   --------------

                                                                                           $13,229,377      $10,997,227
                                                                                          =============   ==============

                       LIABILITIES & SHAREHOLDERS' DEFICIT

       Current Liabilities

           Accounts payable and accrued liabilities                                           $341,504         $258,688
           Income tax payable                                                                  109,700           99,000
           Revenue received in advance                                                       7,512,116        6,325,097
                                                                                          -------------   --------------
                 Total current liabilities                                                   7,963,320        6,682,785
                                                                                          -------------   --------------

       Revenue received in advance-long term                                                 5,531,316        4,651,248
                                                                                          -------------   --------------

       Shareholders' Deficit

           Common stock-par value $.001; 10,000,000 shares authorized,
                3,575,538 in 2002 and 2,500,000 in 2001 issued and outstanding                  97,168           44,682
           Deficit                                                                            (362,427)         (381,488)
                                                                                          -------------   --------------
                 Total shareholders' deficit                                                  (265,259)         (336,806)
                                                                                          -------------   --------------

                                                                                           $13,229,377      $10,997,227
                                                                                          =============   ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended March 31,
                                                                                               2002               2001
                                                                                      --------------   ----------------
                                                                                        Unaudited         Unaudited
     Revenue
          Benefit Package Sales                                                          $2,060,821         $1,061,548

          Commissions-related party                                                         123,712            122,702

          Other income                                                                       56,278             27,839
                                                                                      --------------   ----------------

                                                                                          2,240,811          1,212,089

     Direct costs                                                                         1,550,237            820,814
                                                                                      --------------   ----------------

          Gross profit                                                                      690,574            391,275

     Selling, general, and administrative expenses                                          671,367            504,474
                                                                                      --------------   ----------------

          Income (loss) from operations                                                      19,207           (113,199)

          Interest income                                                                    10,554
                                                                                      --------------   ----------------

          Income (loss) before provision for income tax                                      29,761           (113,199)

          Provision for income tax (benefit)                                                 10,700            (44,148)

                                                                                      --------------   ----------------

          Net income (loss)                                                                 $19,061           $(69,051)
                                                                                      ==============   ================



     Earnings (loss) per share-basic                                                         $0.008           $ (0.028)
                                                                                      ==============   ================


     Weighted - average common shares outstanding                                         2,535,851          2,500,000
                                                                                      ==============   ================

                     The accompanying notes are an integral
                      part of these financial statements.

                            NATIONAL COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                        Three Months Ended March 31, 2002

                                                                                   Common Stock
                                                                           -----------------------
                                                                            Shares       Amount      Deficit
                                                                           ----------  ----------- ------------
    Balance December 31, 2001                                              2,500,000      $44,682    $(381,488)

    Commom stock issued for services                                       1,075,538       52,486

    Net for the three months ended March 31, 2002                                                       19,061

                                                                           ----------  ----------- ------------
        Balance March 31, 2002 (unaudited)                                 3,575,538      $97,168    $(362,427)
                                                                           ==========  =========== ============


                 The accompanying notes are an integral part of
                          these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended March 31,
                                                                                 2002             2001
                                                                         -------------    -------------
                                                                          Unaudited        Unaudited
Cash flows from operating activities
       Net income (loss)                                                      $19,061         $(69,051)
       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
            Issuance of common stock for services                              52,486
            Depreciation and amortization                                      16,511            6,000
            (Increase) in prepaid commissions                              (1,536,040)      (3,716,680)
            (Increase) in expected tax benefit                                                 (44,148)
            Deposit                                                                            (50,000)
            Increase (decrease) in accounts payable and accrued liabilities    82,816          119,841
            Increase in income tax payable                                     10,700
            Increase in revenue received in advance                         2,067,087        4,963,632
                                                                         -------------    -------------
                 Total adjustments                                            693,560        1,278,645
                                                                         -------------    -------------

                 Net cash provided by operating activities                    712,621        1,209,594
                                                                         -------------    -------------

Cash flows from investing activities
       Purchase of equipment                                                  (22,792)
       Decrease in advance to related company                                 205,424          351,359
                                                                         -------------    -------------
                 Net cash provided by investing activities                    182,632          351,359
                                                                         -------------    -------------

Cash flows from financing activities
       (Decrease) in due to shareholder                                                        (40,972)
                                                                                          -------------
                 Net cash used by financing activities                                         (40,972)
                                                                                          -------------

Net increase in cash                                                          895,253        1,519,981

Cash - beginning                                                              447,991          388,113
                                                                         -------------    -------------

Cash - end                                                                $ 1,343,244       $1,908,094
                                                                         =============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                            NATIONAL COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    UNAUDITED

Note 1. Summary of Significant Accounting Policies

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of National Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2001.

Note 2. Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and March 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Note 3. Benefit Contracts

The Company's time payment program for Benefit Package sales are payable over 20 months bearing interest at 18 percent. The amount of contracts entered into in 2001 were $5,652,870 and in 2002 were $1,551,205, with the balance to be collected at March 31, 2001 of $1,313,354 and at March 31, 2002 of $4,172,061.
The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

We were founded as a Florida corporation in 1999 as a direct sales organization. We sell a range of benefit packages and diversified products through independent marketing directors. We are founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. We have developed strategic alliances which supply products and services to our independent marketing directors and associates located throughout the United States. We are one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association's high ideals.

On December 28, 2000 The Nationwide Companies, Inc., a Florida corporation acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name to The Nationwide Companies, Inc., n/k/a The National Companies, Inc.

We experienced a significant increase in market awareness and subsequent revenue. Revenue increased from the sales of Benefit Packages of 194% in 2002 over 2001 and our net income in 2002 was $19,061 up significantly compared to a net operating loss in 2001 of ($69,051). We expect to experience a period of growth, which will require us to increase the scale of our operations which will contribute to higher operating expenses.

The increase in operating expenses is expected to be fully funded by an increase in revenues and we expect to remain debt free. Expansion of the our operations may cause a strain on our management and other resources. Our ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systems, procedures and controls.

Our powerful Benefits Package continues to save our associates thousands of dollars on products and services they're already using. Included in the package are savings on: Insurance, Overnight Shipping, Extended Service Contracts on automobiles and our private label Thermo Car Care product line and Vita product personal care line.

12 Month Plan of Operations

Over the next twelve (12) months we will focus on increasing the number of independent marketing directors and associates located throughout the United States. We will continue to grow and develop its market share with a marketing plan focused on our core business, the sale of benefit packages. The marketing strategy is at the core of our success. We understand that although the benefit programs and the discounted products and services offered are a key component of our focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of our management team will include (i) an emphasis on training and motivation, (ii) cultivating and attracting both new and strong leaders,

(iii) promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

     We have adopted internet technology enthusiastically and maintain an internet site as a means of communication, training and ordering for our associates. The Company is committed to not losing site of the fact that our products, services and independent sales force are our hallmarks.

     We have adopted an operational strategy to form strategic alliances with multiple business partners. As a direct sales and distribution organization, we do not engage in manufacturing activities nor are we an underwriter and/or originating lender for any of its products. All services are purchased directly from suppliers or by our affiliated companies. In this manner we have a high level of control of the supply chain. These strategic alliances and affiliated companies will further reduce our risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices.

     To distinguish us from the competition, we plan to identify, develop and launch additional services, product lines and strategic alliances. In this regard, we have currently established a Woman's Cosmetic Products, Fruit and Gift Products, Internet mortgage and automobile financing. Our strategic partners include United Parcel Service (UPS(TM)), Thrifty Car Rental, Hertz(R), Miracle Ear(R), Southeastern Gems, Gold and Diamonds, name brand furniture, major insurance underwriters and more.

     Financial Condition, Capital Resources and Liquidity

     For the Three Months Ending March 31, 2002 and 2001

     Revenues

     To date, the sale of Benefit Packages have accounted for substantially all of our revenues. We believe that the main focus of our revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables us to offer significant discounts through the power of group buying.

     In March 2001, we began a time payment program to help facilitate the retail sales of benefits packages for our Independent Marketing Directors. The contracts are payable over 20 months bearing interest at 18 percent.

     In January 2001, we developed a Business Benefit Package, to retail to large businesses and municipalities. The cost of this package to the businesses, is $95 down and $95 every month, for as long as they wish to participate.

     For the first quarter ending March 31, 2002, on a consolidated unaudited basis earned $2,060,821 from Benefit Package sales to our Associates versus $1,061,548 for the comparable quarter ending March 31, 2001. Our ability to achieve revenues in the future will depend in significant part upon our ability to maintain relationships with and provide support to, existing and new associates. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon its ability to market our benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for our associates in the average selling price of the affiliated company's products.

     RECENT FINANCIAL RESULTS

     FISCAL 2002 COMPARED TO FISCAL 2001

     Revenues for the first quarter ending March 31, 2002 were $2,060,821. This represents an increase of 194% as compared to revenues of $1,061,548 for the first quarter ending March 31, 2001. Our Net Income from operations for the first quarter ending March 31, 2002 was $19,061 as compared to a Net Loss from operations for the first quarter ending March 31, 2001 of ($69,051). By comparison, net income per share on a basic and diluted basis for the first quarter ending March 31, 2002 was $0.008 versus a net loss of ($0.028) for the first quarter ending March 31, 2001.

     DIRECT COSTS. Direct Costs of services increased from $820,814 in the first quarter ending March 31, 2001 to $1,550,237 for the first quarter ending March 31, 2002. As a percentage of revenues, Direct Costs decreased from 77.3% in the first quarter ending March 31, 2001 to 75.2% in the first quarter ending March 31, 2002. The decrease as a percentage of revenues was due to the fact that our revenue to direct costs varies depending upon sales volume. Historically, the variance is usually within 3 percentage points.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $166,893, or 33%, from $504,474 in the first quarter ending March 31, 2001 to $671,367 in the first quarter ending March 31, 2002. However, as a percentage of revenues, selling, general and administrative expenses decreased from 47.5% in the first quarter ending March 31, 2001 to 32.6% in the first quarter ending March 31, 2002. Selling, general and administrative expenses decreased as a percentage of revenues primarily because our increase in our revenue. In addition, the dollar increase in selling, general and administrative expenses was caused in part by our increase in computer and office space, and payroll.

     LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $1,209,594 in the first quarter ending March 31, 2001, whereas in first quarter ending March 31, 2002 our operating activities provided cash of $712,621. In the first quarter ending March 31, 2002, cash from operating activities resulted primarily from our receipt of full payment for Benefit Package sales of $2,067,087.
During the first quarter ending March 31, 2001 we received full payment for Associates fees of $4,963,632. This represents a decrease of 58% on a quarter for quarter basis.

As of March 31, 2002, we had Total Current Assets of $8,881,919 including cash of $1,343,244. As of March 31, 2002, Total Current Liabilities amounted to $7,963,320.

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on our financial results. However, inflation may adversely affect our future financial results.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2.  Changes in Securities and Use of Proceeds.  None

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

DATED: May 20, 2002