Form 10QSB
period 2002-06-30
NATIONAL COMPANIES INC
filed 2002-08-19
CIK 1101216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-28593

NATIONAL COMPANIES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0962627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4350 Oakes Rd., Suite 512, Davie, Florida      33314
(Address of Principal Executive Offices)

(954) 584-2151
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2002: 3,575,538 shares of common stock outstanding, $0.001 par value.

FORM 10-QSB

NATIONAL COMPANIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations:
Consolidated Statement of Shareholders' Deficit
Statement of Cash Flows
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

As used herein, the term "Company" refers to National Companies, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements, including a balance sheet for the Company as of the quarter ended June 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

NATIONAL COMPANIES, INC.

                            NATIONAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,      December 31,
                                                                                       2002            2001
                                                                                   -------------   --------------
                                                                                    Unaudited
                              ASSETS

Current Assets

    Cash                                                                             $1,014,349         $447,991
    Prepaid commissions                                                               5,968,934        4,734,208
    Prepaid expenses                                                                     45,140
    Advance to related company                                                        2,162,917        2,143,409

                                                                                   -------------   --------------
          Total current assets                                                        9,191,340        7,325,608

Prepaid commissions-long term                                                         4,304,310        3,424,093

Data base and web site-net of accumulated amortization of $66,500 in 2002
    and $57,000 in 2001                                                                  28,500           38,000

Equipment and leasehold improvements
    net of accumulated depreciation of $68,410 in 2002 and $44,388 in 2001              205,129          209,526

                                                                                   -------------   --------------

                                                                                    $13,729,279      $10,997,227
                                                                                   =============   ==============
                LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

    Accounts payable and accrued liabilities                                           $391,877         $258,688
    Income tax payable                                                                   36,000           99,000
    Revenue received in advance                                                       8,123,625        6,325,097
                                                                                   -------------   --------------
          Total current liabilities                                                   8,551,502        6,682,785
                                                                                   -------------   --------------

Revenue received in advance-long term                                                 5,372,442        4,651,248
                                                                                   -------------   --------------

Shareholders' Deficit

    Common stock-par value $.001; 10,000,000 shares authorized,
         3,575,538 in 2002 and 2,500,000 in 2001 issued and outstanding                  97,168           44,682
    Deficit                                                                            (291,833)        (381,488)
                                                                                   -------------   --------------
          Total shareholders' deficit                                                  (194,665)        (336,806)
                                                                                   -------------   --------------

                                                                                    $13,729,279      $10,997,227
                                                                                   =============   ==============

   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six Months Ended        Three Months Ended June 30,
                                                         June 30, 2002              2002               2001
                                                      ----------------     --------------   ----------------
                                                         Unaudited           Unaudited         Unaudited
Revenue

     Benefit Package Sales                                 $5,727,335         $3,666,514         $2,115,208

     Commissions-related party                                257,043            133,331             87,757

     Other income                                             131,196             74,918              7,419
                                                      ----------------     --------------   ----------------

                                                            6,115,574          3,874,763          2,210,384

Direct costs                                                4,259,399          2,709,162          1,610,026
                                                      ----------------     --------------   ----------------

     Gross profit                                           1,856,175          1,165,601            600,358

Selling, general, and administrative expenses               1,750,127          1,078,760            591,121
                                                      ----------------     --------------   ----------------

     Income from operations                                   106,048             86,841              9,237

     Interest income                                           19,607              9,053
                                                      ----------------     --------------   ----------------

     Net income before provision for income tax               125,655             95,894              9,237

     Provision for income tax                                  36,000             25,300              3,603

                                                      ----------------     --------------   ----------------

     Net income                                               $89,655            $70,594             $5,634
                                                      ================     ==============   ================

Earnings per share-basic                                       $0.029             $0.020             $0.002
                                                      ================     ==============   ================

Weighted - average common shares outstanding                3,058,567          3,575,538          2,500,000
                                                      ================     ==============   ================

   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                         Six Months Ended June 30, 2002

                                                           Common Stock
                                                      -----------------------
                                                       Shares       Amount      Deficit
                                                      ----------  ----------- ------------

Balance December 31, 2001                             2,500,000      $44,682    ($381,488)

Commom stock issued for services                      1,075,538       52,486

Net income for the six months ended June 30, 2002                                  89,655

                                                      ----------  ----------- ------------
    Balance June 30, 2002 (unaudited)                 3,575,538      $97,168    ($291,833)
                                                      ==========  =========== ============

   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                          Unaudited        Unaudited

Cash flows from operating activities
       Net income                                                             $89,655           $5,634
       Adjustments to reconcile net income to net cash
         provided by operating activities
            Issuance of common stock for services                              52,486
            Depreciation and amortization                                      33,572            6,000
            (Increase) in prepaid commissions                              (2,114,943)      (3,716,680)
            (Increase) in prepaid expenses                                    (45,140)
            (Increase) in expected tax benefit                                                 (44,148)
            (Decrease) in deposit                                                              (50,000)
            Increase in accounts payable and accrued liabilities              133,189          119,841
            Income tax paid                                                   (99,000)
            Increase in income tax payable                                     36,000
            Increase in revenue received in advance                         2,519,722        4,963,632
                                                                         -------------    -------------
                 Total adjustments                                            515,886        1,278,645
                                                                         -------------    -------------

                 Net cash provided by operating activities                    605,541        1,284,279
                                                                         -------------    -------------

Cash flows from investing activities
       Purchase of equipment                                                  (19,675)
       (Increase) decrease in advance to related company                      (19,508)         351,359
                                                                         -------------    -------------
                 Net cash provided by investing activities                    (39,183)         351,359
                                                                         -------------    -------------

Cash flows from financing activities
       (Decrease) in due toshareholder                                                         (40,972)
                                                                                          -------------
                 Net cash used by financing activities                                         (40,972)
                                                                                          -------------

Net increase in cash                                                          566,358        1,594,666

Cash - beginning                                                              447,991          388,113
                                                                         -------------    -------------

Cash - ending                                                              $1,014,349       $1,982,779
                                                                         =============    =============

   The accompanying notes are an integral part of these financial statements.

NATIONAL COMPANIES, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
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

Note 2.   Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three month periods ended June 30, 2002 and June 30, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Note 3.   Benefit Contracts

The Company’s time payment program for Benefit Package sales are payable over 20 months bearing interest at 18 percent. The amount of contracts entered into in 2001 were $5,652,870 and in 2002 were $2,796,660, with the balance to be collected at June 30, 2002 of $3,521,876. The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

We were founded as a Florida corporation in 1999 as a direct sales organization. We sell a range of benefit packages and diversified products through independent marketing directors. We are founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. We have developed strategic alliances which supply products and services to our independent marketing directors and customers located throughout the United States. We are one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association’s high ideals.

On December 28, 2000 The Nationwide Companies, Inc., a Florida corporation acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name to National Companies, Inc.

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

Our powerful Benefits Package continues to save our customers thousands of dollars on products and services they’re already using. Included in the package are savings on: Overnight Shipping, Extended Service Contracts on automobiles, our private label Thermo Car Care product line, Vita product personal care line, LaFace makeup and skin products, and contracted pricing on vehicles.

12 Month Plan of Operations

Over the next twelve (12) months we will focus on increasing the number of independent marketing directors and customers located throughout the United States. We will continue to grow and develop its market share with a marketing plan focused on our core business, the sale of benefit packages. The marketing strategy is at the core of our success. We understand that although the benefit programs and the discounted products and services offered are a key component of our focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of our management team will include (i) an emphasis on training and motivation, (ii) cultivating and attracting both new and strong leaders,

(iii) promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

        We have adopted internet technology enthusiastically and maintain an internet site as a means of communication, training and ordering for our customers. The Company is committed to not losing site of the fact that our products, services and independent sales force are our hallmarks.

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

        To distinguish us from the competition, we plan to identify, develop and launch additional services, product lines and strategic alliances. In this regard, we have currently established a new corporation, National Wireless to provide wireless service to our customers and Independent Marketing Directors. We intend to offer services of all the major carriers. Our strategic partners include United Parcel Service (UPS)™, Wells Fargo, Mircle Ear, Lenscrafters, Southeastern Gems, name brand furniture and Smart Choice for extended service contracts.

Financial Condition, Capital Resources and Liquidity

For the Three Months Ending June 30, 2002 and 2001

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

        In January 2001, we developed a Business Benefit Package, to retail to large businesses and municipalities. The cost of this package to the businesses, is $2,195.00 down and $95 every month, for as long as they wish to participate.

        For the second quarter ending June 30, 2002, on a consolidated unaudited basis earned $3,666,514 from Benefit Package sales to our customers versus $2,115,208 for the comparable quarter ending June 30, 2001. Our ability to achieve revenues in the future will depend in significant part upon our ability to maintain relationships with and provide support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon its ability to market our benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for our customers in the average selling price of the affiliated company’s products.

RECENT FINANCIAL RESULTS

FISCAL 2002 COMPARED TO FISCAL 2001

        Revenues for the second quarter ending June 30, 2002 were $3,874,763. This represents an increase of 75% as compared to revenues of $2,210,384 for the second quarter ending June 30, 2001. Our Net Income from operations for the second quarter ending June 30, 2002 was $70,594 as compared to a Net Income from operations for the second quarter ending June 30, 2001 of $5,634. By comparison, net income per share on a basic and diluted basis for the second quarter ending June 30, 2002 was $0.020 verses a $0.002 for the second quarter ending June 30, 2001.

        DIRECT COSTS. Direct Costs of services increased from $1,610,026 in the second quarter ending June 30, 2001 to $2,709,162 for the second quarter ending June 30, 2002. As a percentage of revenues, Direct Costs decreased from 76.1% in the second quarter ending June 30, 2001 to 73.9% in the second quarter ending June 30, 2002. The decrease as a percentage of revenues was due to the fact that our revenue to direct costs varies depending upon sales volume. Historically, the variance is usually within 3 percentage points.

        Selling, General and Administrative. Selling, general and administrative expenses increased by $487,639, or 82%, from $591,121 in the second quarter ending June 30, 2001 to $1,078,760 in the second quarter ending June 30, 2002. However, as a percentage of revenues, selling, general and administrative expenses increased from 26.74% in the second quarter ending June 30, 2001 to 27.8% in the second quarter ending June 30, 2002. Selling, general and administrative expenses increased as a percentage of revenues primarily because our increase in our selling, general and administrative expenses. In addition, the dollar increase in selling, general and administrative expenses was caused in part by our increase in computer and office space, and payroll.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $605,541 in the six months ending June 30, 2001, whereas in the six months ending June 30, 2002 our operating activities provided cash of $1,284,279. In the six months ending June 30, 2002, cash from operating activities resulted primarily from our receipt of full payment for Benefit Package sales of $2,519,722.

As of June 30, 2002, we had Total Current Assets of $13,729,279 including cash of $1,014,349. As of June 30, 2002, Total Current Liabilities amounted to $8,551,502.

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on our financial results. However, inflation may adversely affect our future financial results.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

NATIONAL COMPANIES, INC.

Date: August 19, 2002	By: /s/ Carol Boozer Carol Boozer Vice President and Treasurer (Principal Financial Officer)