Form 10QSB
period 2002-09-30
NATIONAL COMPANIES INC
filed 2002-11-14
CIK 1101216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2002: 3,575,538 shares of common stock outstanding, $0.001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

As used herein, the term "Company" refers to National Companies, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements, including a balance sheet for the Company as of the quarter ended September 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

NATIONAL COMPANIES, INC.

NATIONAL COMPANIES, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30 2002 Unaudited	December 31 2001
ASSETS

Current Assets

Cash	$591,007	$447,991
Inventory	57,190
Prepaid commissions	6,901,466	4,734,208
Prepaid expenses	25,000
Income tax benefit	20,000
Advance to related company	2,453,131	2,143,409
Total current assets	10,047,794	7,325,608
Prepaid commissions-long term	3,773,124	3,424,093
Equipment and leasehold improvements net of accumulated depreciation of $86,723 in 2002 and $44,388 in 2001	240,312	209,526
Data base and web site-net of accumulated amortization of $71,250 in 2002 and $57,000 in 2001	23,750	38,000
	$14,084,980	$10,997,227

LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$497,477	$258,688
Income tax payable		99,000
Revenue received in advance	9,026,508	6,325,097
Total current liabilities	9,523,985	6,682,785
Revenue received in advance-long term	4,928,175	4,651,248

Shareholders' Deficit
Common stock-par value $.001; 10,000,000 shares authorized, 3,575,538 in 2002 and 2,500,000 in 2001 issued and outstanding	97,168	44,682
Deficit	-464,348	-381,488
Total shareholders' deficit	-367,180	-336,806
	$14,084,980	$10,997,227

The accompanying notes are an integral part of these financial statements.

NATIONAL COMPANIES, INC. and SUBSIDIARY
CONSOLIDATED STAEMENTS OF OPERATIONS

	Nine Months Ended	Three Months Ended September 30,
	September 30,2002 Unaudited	2002 Unaudited	2001 Unaudited

Revenue

Sales	$8,808,565	$3,081,230	$2,687,904

Commissions-related party	317,826	60,783	139,077

Other income	161,162	29,966	44,594

	9,287,553	3,171,979	2,871,575

Direct costs	6,680,313	2,420,914	1,968,576

Gross profit	2,607,240	751,065	902,999

Selling, general, and administrative expenses	2,851,035	1,100,908	1,283,452

Income from operations	-243,795	-349,843	-380,453

Interest income	140,935	121,328

Net (loss) before income tax benefit	-102,860	-228,515	-380,453

Income tax benefit	20,000	20,000

Net (loss)	-$82,860	-$208,515	-$380,453

(Loss) per share-basic	-$0.026	-$0.058	-$0.152

Weighted - average common shares outstanding	3,232,784	3,575,538	2,500,000

The accompanying notes are an integral part of these financial statements.

NATIONAL COMPANIES, INC. and SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
Nine Months Ended September 30, 2002

	Common Stock
	Shares	Amount	Deficit

Balance December 31, 2001	2,500,000	$44,682	-$381,488

Common stock issued for services	1,075,538	52,486

Net (loss) for the nine months ended September 30, 2002			-82,860

Balance September 30, 2002 (unaudited)	3,575,538	$97,168	-$464,348

The accompanying notes are an integral part of these financial statements.

NATIONAL COMPANIES, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002 Unaudited	2001 Unaudited
Cash flows from operating activities
Net (loss)	-$82,860	-$443,870
Adjustments to reconcile net (loss) to net cash provided by operating activities
Issuance of common stock for services	52,486
Depreciation and amortization	56,585	28,466
(Increase) in inventory	-57,190
(Increase) in prepaid commissions	-2,516,289	-4,343,704
(Increase) in prepaid expenses	-25,000	-41,650
(Increase) in income tax benefit	-20,000
(Decrease) in deposit		-50,000
Increase in accounts payable and accrued liabilities	238,789	148,185
Income tax paid	-99,000
Increase in revenue received in advance	2,978,338	5,972,222
Total adjustments	608,719	1,713,519
Net cash provided by operating activities	525,859	1,269,649
Cash flows from investing activities
Purchase of equipment	-73,121	-93,909
(Increase) decrease in advance to related company	-309,722	465,634
Net cash provided by investing activities	-382,843	371,725

Cash flows from financing activities

(Decrease) in due to shareholder		-50,000
Net cash used by financing activities		-50,000

Net increase in cash	143,016	1,591,374

Cash - beginning	447,991	388,113

Cash - ending	$591,007	$1,979,487

The accompanying notes are an integral part of these financial statements.

NATIONAL COMPANIES, INC. and SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

Note 1.     Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of National Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2001 and Form 10-QSB the six months ended June 30, 2002 for additional information relevant to significant accounting policies followed by the Company.

Note 2.     Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Note 3.     Benefit Contracts

The Company’s time payment program for Benefit Package sales are payable over 20 months bearing interest of approximately 18 percent. The amount of contracts entered into in 2001 were $5,652,870 and for the nine months ended September 30, 2002 were $3,669,340, with the balance to be collected at September 30, 2002 of $4,666,275 .. The receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Note 4.     Subsidiary

The Company created a wholly owned subsidiary and began operations in July 2002. The subsidiary is in the business of selling wireless telephones and accessories to the customers of National Companies, Inc.

Note 5.     Business Segments

        The Company is organized into two business segments (See Note 4). Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	National Companies	National Wireless	Total
2002

Revenue-Benefit Package sales	8,788,792		8,788,792
Revenue-Wireless		20,073	20,073
Total	8,788,792	20,073	8,808,865
Operating (loss) before tax benefit	-25,985	-76,875	-102,860
Depreciation	54,085	2,500	56,585
Total assets	13,959,191	125,789	14,084,980
Capital expenditures	23,121	50,000	73,121

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

We were founded as a Florida corporation in 1999 as a direct sales organization. We sell benefit packages to customers through independent marketing directors. We are founded on a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at deep discounts to the end consumer. We have developed strategic alliances which supply products and services to our customers located throughout the United States. We are one of only 147 companies, which maintains membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with association’s high ideals.

On December 28, 2000 The Nationwide Companies, Inc., a Florida corporation acquired a controlling interest in Focus Financial Group, Inc., a Florida corporation. The acquired company is an SEC fully-reporting company and has changed its name to National Companies, Inc.

We experienced a significant increase in market awareness and subsequent revenue. Revenue increased for the quarter from the sales of Benefit Packages of 15% in 2002 over 2001 and our net loss in 2002 was ($208,515) compared to a net operating loss in 2001 of ($380,453). We expect to experience a period of growth, which will require us to increase the scale of our operations which will contribute to higher operating expenses.

The decrease in operating expenses is expected to be fully funded by an increase in revenues and we expect to remain debt free. Expansion of the our operations may cause a strain on our management and other resources. Our ability to manage recent and any possible future growth, should it occur, will depend upon an expansion of accounting and other internal management systems and the implementation of a variety of systems, procedures and controls.

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

        To distinguish us from the competition, we plan to identify, develop and launch additional services, product lines and strategic alliances. In this regard, we have currently established a new corporation, National Wireless to provide wireless service to our customers. We intend to offer services of all the major carriers. Our strategic partners include United Parcel Service (UPS)™, Wells Fargo, Mircle Ear, Lenscrafters, Southeastern Gems, name brand furniture and Smart Choice for extended service contracts.

Financial Condition, Capital Resources and Liquidity

For the Three Months Ending September 30, 2002 and 2001

Revenues

        To date, the sale of Benefit Packages have accounted for substantially all of our revenues. We believe that the main focus of our revenue came from the innovative marketing of its benefit packages offering diversified products and services. Our unique ability to aggregate services and products enables us to offer significant discounts through the power of group buying.

        In March 2001, we began a time payment program to help facilitate the retail sales of benefits packages for our Independent Marketing Directors. The contracts are payable over 20 months bearing interest at approximately 18 percent.

        In January 2001, we developed a Business Benefit Package, to retail to large businesses and municipalities. The cost of this package to the businesses, is $2,195.00 down and $95 every month, for as long as they wish to participate.

        For the third quarter ending September 30, 2002, on a consolidated unaudited basis earned $3,081,230 from Benefit Package sales to our customers versus $2,687,904 for the comparable quarter ending September 30, 2001. Our ability to achieve revenues in the future will depend in significant part upon our ability to maintain relationships with and provide support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon its ability to market our benefit packages and to introduce and sell new products at reduced prices sufficient to create savings for our customers in the average selling price of the affiliated company’s products.

RECENT FINANCIAL RESULTS

FISCAL 2002 COMPARED TO FISCAL 2001

        Revenues for the third quarter ending September 30, 2002 were $3,081,230. This represents an increase of 15% as compared to revenues of $2,687,904 for the third quarter ending September 30, 2001. Our Net Loss from operations for the third quarter ending September 30, 2002 was ($208,515) as compared to a Net Loss from operations for the third quarter ending September 30, 2001 of ($380,453). By comparison, net loss per share on a basic and diluted basis for the third quarter ending September 30, 2002 was $0.058 verses a $0.152 for the third quarter ending September 30, 2001.

        DIRECT COSTS. Direct Costs of services increased from $1,968,576 in the third quarter ending September 30, 2001 to $2,420,914 for the third quarter ending September 30, 2002. As a percentage of revenues, Direct Costs increased from 73.2% in the third quarter ending September 30, 2001 to 78.6% in the third quarter ending September 30, 2002. The increase as a percentage of revenues was due to the fact that our revenue to direct costs varies depending upon sales volume. Historically, the variance is usually within 3 percentage points.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by $182,544, or 14%, from $1,283,452 in the third quarter ending September 30, 2001 to $1,100,988 in the third quarter ending September 30, 2002. However, as a percentage of revenues, selling, general and administrative expenses decreased from 44.7% in the third quarter ending September 30, 2001 to 34.7% in the third quarter ending September 30, 2002. Selling, general and administrative expenses decreased as a percentage of revenues primarily because our decrease in our selling, general and administrative expenses. In addition, the dollar decrease in selling, general and administrative expenses was caused in part by our decrease in computer upgrades.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $1,591,374 in the nine months ending September 30, 2001, whereas in the nine months ending September 30, 2002 our operating activities provided cash of $143,016. In the nine months ending September 30, 2002, cash from operating activities resulted primarily from our receipt of full payment for Benefit Package sales of $7,006,868.

As of September 30, 2002, we had Total Current Assets of $10,047,794 including cash of $591,007. As of September 30, 2002, Total Current Liabilities amounted to $9,523,985.

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

NATIONAL COMPANIES, INC.

Date: November 14, 2002	By: /s/ Carol Boozer Carol Boozer Vice President and Treasurer (Principal Financial Officer)

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard Loehr certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of National Companies, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14, 2002

/s/ Richard Loehr Richard Loehr Chairman and President

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Carol Boozer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of National Companies, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14, 2002

/s/ Carol Boozer Carol Boozer Vice President and Principal Financial Officer