Form 10KSB
period 2002-12-31
NATIONAL COMPANIES INC
filed 2003-04-15
CIK 1101216

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2002:
$13,036,808.

There were 3,575,538 shares of National Companies, Inc.'s common stock outstanding as of March 31, 2003. Of these, 1,075,538 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Information Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SUMMARY TABLE OF CONTENTS

PART I
Item 1.  Description of Business.
Item 2.  Description of Property.
Item 3.  Legal Proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.
PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
Item 6.  Management's Discussion and Analysis or Plan of Operation.
Item 7.  Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Controls and Procedures
Signatures

PART I

Forward Looking Statements

This Form 10-KSB includes "forward looking statements". All statements included or incorporated by reference in this Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future (including such things as the amount and nature of future capital expenditures, demand for our products and services, and the expansion and growth of our business and operations) are forward looking statements. These statements are based on certain assumptions and analyses we have made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulation, and other factors, most of which are beyond our control. Consequently, all of the forward looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. We assume no obligations to update any forward-looking statements.


ITEM 1.  Description of Business

The name of our company is National Companies, Inc. formerly known as The Nationwide Companies, Inc. We were incorporated under the laws of the State of Florida on November 18, 1999 and changed our name to National Companies Inc. on August 29, 2001. In this Annual Report, National Companies, Inc. is sometimes referred to as the "Company" or "National."

We are a direct sales organization, whose principal business is selling benefit packages to customers through independent marketing directors ("IMDs"). We are founded on what we believe to be a universally accepted distribution concept, the utilization of group buying initiatives to distribute products at discounts to the end consumer. For those seeking an income opportunity, the Company's carefully structured pay plan allows its IMDs to reap the financial rewards of direct sales. We have developed strategic alliances that supply products and services to our customers located throughout the United States. We are one of only about 150 companies that maintain membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with the association's high ideals.

As of April 14, 2003 we had 18 full time employees.

National's Core Business

Direct selling, or network marketing, is a marketing strategy that is powered by personal relationships, and offers IMDs lucrative financial incentives and time freedom. Highly consumable, quality products typically drive network marketing sales. Direct sales organizations traditionally have the ability to grow at rates faster than seen in many other industries. We believe that direct sales is a powerful and persuasive way to introduce products, generating strong "word of mouth" validation by directly rewarding consumers for sharing their excitement about a company's products or services.

We believe that our ability to aggregate services and products enables us to offer significant discounts through the power of group buying. We offer a wide variety of market- driven products and services through a network of customers -- "Team National". We have developed this distribution system based on the one-to-one marketing concept of direct selling, creating value for the Company and significant revenue for our IMDs.

The Company's benefit packages include benefits such as automotive discounts, financing, leasing, mortgages, insurance, travel and vacation packages, telecommunications, and an array of consumer-oriented products and services including car care products, dietary and nutritional supplements, personal care products, jewelry and pet products.

We offer two benefit packages for purchases by consumers:

1) A Two-Year Premium Benefit Package for the whole family, including the package owner and spouse, their parents and all children (no age limit). A Premium package sells for $2,195.00. Financing is also available for this package @ $895 down and $75.95 per month for 20 months.

2) A Two-Year Standard Benefit Package for the owner and spouse, which has most of the same benefits as the Premium package, and sells for $795.00. Financing for this package includes $95 down and $39.95 per month for 20 months.

As a direct sales and distribution organization, National does not engage in manufacturing activities nor is the Company an underwriter and/or originating lender for any of its products. Our customers purchase all goods and services directly from National's suppliers -- companies that either are affiliated with National or are independent vendors. In this manner we have a high level of control of the supply chain.

The National Marketing Plan

We intend to continue to grow and develop our market share with a marketing plan focused on our core business, the sale of benefit packages. Our marketing strategy is a core element of our business plans. National understands that although the benefit programs and the discounted products and services offered are a key component of the Company's focus, without the proper marketing and direct sales, these benefits will go unsold. The points listed below are the constant focus of the National management team:

         *        Emphasis on training, recognition and motivation.
         *        Cultivate and attract both new and strong leaders.
         * Promote unique offerings of cost-effective products and services.
         *        A pay plan that leads the industry.
         *        Availability and accessibility of executive management.

Independent Marketing Directors

As a direct sales Company, sales of National's benefit packages are dependent upon the efforts of Team National, the Company's IMDs and customers. Management expects the number of IMDs and customers to continue to grow as the Company expands and as distributor recruitment increases. IMD growth is an essential component in our continued success in the direct selling industry. National believes its distributor compensation plan is one of the most financially rewarding in the industry. IMD commissions and bonuses are calculated and paid weekly based on volume sales as outlined in the Company's pay plan. Commissions are the Company's most significant expense. Management believes distributor commissions as a percent of net sales will remain relatively constant going forward.

National's Compensation Plan

We offer a "binary" compensation program. In our plan, an IMD is allowed to occupy one or more "business centers," (Pay Points) each limited to two downline legs. Compensation is paid on group volume of the downline legs rather than a percentage of sales of multiple levels of distributors. Thus, payment is volume driven rather than level driven. Sales volume must be balanced in the two legs to be eligible for commissions, which are paid at designated points when target levels of group sales are achieved. Payment is on a weekly basis. National chose a binary compensation structure because of several important advantages offered by this type of direct sales compensation program. National's compensation plan is designed to give generous rewards to all levels of participation. We believe that our plan is generous in that it appropriately rewards IMDs, while generating significant sales for the Company.

Training

We have developed professional marketing and training tools to facilitate the success of every one of our independent marketing directors. Our training program has been developed over the past several years and serves as the basis for preparing our IMDs for understanding our system and marketing our services. To address the fact that people communicate in different ways, we have developed two methods to allow IMDs to share information:

* The traditional person-to-person method with printed materials, video and audiotapes, pre-recorded and live phone conversations. And, a feature we believe is unique to National, Chairman Richard Loehr and the executive management are available to all IMDs and customers of National Companies to answer their questions.

* For IMDs with computers, National has developed our Internet site, www.bign.com for online training and downloadable documents.

Bign.com

National has designed and maintains a state-of-the-art Internet site, Bign.com. The site has grown quickly and is an important sales tool for the Company and our IMDs. An eCommerce site, Bign.com is a secure venue where IMDs can recruit prospects, advertise, and download training materials. At the site, customers can purchase products and services, price new and used vehicles, and engage in a range of other activities. Via the internet, IMDs and customers may shop from the comfort of their own homes 24 hours a day, 7 days a week.

Trademarks, Patents and Proprietary Information

Many of our products are sold under trade names that are exclusive to National. This helps us to protect the trade names and prevent them from being used by other direct sales companies. We feel this strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. Some of our other products and services are protected under exclusive agreements with our business partners. The Company holds no patents.

We regard our marketing plan as proprietary and we have implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contracts with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know.

Management

National has worked to assemble a capable and dedicated management team comprised of leaders in their respective industries. These skilled individuals are committed to executing the company's business plans. Refer to Part III, Item
9. of this Report.

THE INDUSTRY

National believes that it is positioned at the leading edge of several multibillion dollar industries -- automotive sales and services, healthcare products and services, nutritional supplements, personal care products, telecommunications, travel, insurance and financial services. The Company unites these industries through a direct sales force to provide quality products and services without high advertising costs and overhead. The Company believes it has both the products and marketing expertise to aggressively capture a significant share of these growing industries.


ITEM 2.  Description of Property

Our headquarters offices are located at 4350 Oakes Road, Suite 512, Davie, Florida, 33314, in a leased 10,000-sq. ft. facility in a newly constructed commercial complex. We can be reached at (954) 584-2151. Certain of our affiliated operating companies also operate from this leased location. We have an option to renew our lease in 2006.


ITEM 3.  Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action is planned by, or to the best of its knowledge, threatened against the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.


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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of March 31, 2003, we had 3,575,538 shares of common stock issued and outstanding. As of March 31, 2003, there were 119 holders of record of the outstanding shares of Common Stock. The company is not aware of any record holders holding stock for others.

On March 28, 2002, the Company issued a total of 1,075,538 shares to 76 employees and IMD's of the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

For information regarding National's outstanding stock options, please refer to
Note 3 of the Notes to Consolidated Financial Statements, contained in Item 7 of this Report.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-Looking Statements

Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements." All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements.

The forward-looking statements are and will be based upon our management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, revenues, expenses, gross margins, cash flows, financial condition, liquidity and net income, as well as factors such as our competitive position, and the demand for the products and services offered through our programs, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to: the strength of the economy and other economic conditions in our markets, including recession, inflation, and deflation; our ability to maintain mutually beneficial relationships with our IMDs and customers; increased competition; the effects of litigation, our ability to generate sufficient cash flows to support capital expansion and general operating activities; changes in laws and regulations; the impact of unforeseen events, including war or terrorist activities; and consumer confidence.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on our forward-looking statements.

OVERVIEW

The company was founded as a Florida corporation in 1999 as a direct sales organization. The Company sells benefit packages through independent marketing directors. Our marketing plan is based on the utilization of group buying initiatives to distribute products at discounts to the end consumer. We have developed strategic alliances for supplying products and services to the Company's customers located throughout the United States. We are one of only about 150 companies that maintain membership in the prestigious Direct Selling Association (DSA). Membership in the DSA is granted only to those companies that demonstrate the highest standards of business practices consistent with the DSA's high ideals.

12-Month Plan of Operations

Over the next twelve (12) months we will focus on increasing the number of independent marketing directors and customers located throughout the United States. We will continue to grow and develop our market share with a marketing plan focused on our core business, the sale of benefit packages. Our marketing strategy is at the core of our success. We understand that although the benefit programs and the discounted products and services offered are a key component of our focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of our management team will include (i) an emphasis on training, recognition and motivation, (ii) cultivating and attracting both new and strong leaders, (iii) promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

We have adopted Internet technology enthusiastically and maintain an Internet site as a means of communication, training and ordering for our customers. The Company is committed to not losing sight of the fact that our products, services and independent sales force are our hallmarks.

We have adopted an operational strategy to form strategic alliances with multiple business partners. As a direct sales and distribution organization, we do not engage in manufacturing activities nor are we an underwriter and/or originating lender for any of our products. Our customers purchase all goods and services directly from our suppliers -- companies that either are affiliated with National or are independent vendors. In this manner we have a high level of control of the supply chain. We believe these strategic alliances and affiliated companies will further reduce our risk, capital investment, need for facilities and direct responsibility for employees and will provide the necessary resources and business practices.

To distinguish ourselves from the competition, we plan to identify, develop and launch additional services, product lines and strategic alliances. In this regard, we established a new corporation, National Wireless, Inc., to provide wireless service to our customers. We intend to offer services of all the major carriers. Our strategic partners include United Parcel Service (UPS), Wells Fargo, Mircle Ear, Lenscrafters, Southeastern Gems and Smart Choice for extended service contracts.

Results of Operations  2001 and 2002

REVENUE. To date, sale of benefit packages by our IMDs have accounted for substantially all of our revenues. Revenues for the fiscal year ended December 31, 2002 were $13,036,808. This represents an increase of 20.1% as compared to revenues of $10,852,392 for the fiscal year ended 2001. Loss from operations for the fiscal year 2002 was ($708,967) compared to income from operations of $126,626 for fiscal year 2001. Net loss for the fiscal year 2002 was ($285,452) or ($0.086) per share on a basic and diluted basis. By comparison, net income for the fiscal year 2001 was $174,388 or $0.07 per share on a basic and diluted basis. We had commissions from related parties of $541,935 in 2001, but no such commission revenue in 2002.

The Company's ability to achieve revenues in the future will depend in significant part upon its ability to maintain relationships with and provide support to, existing and new IMDs. There can be no assurance that the Company's revenues will increase in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to market its benefit packages, making available services and products at reduced prices sufficient to continue to attract new customers.

DIRECT COSTS. Direct costs of services increased by $2,100,579 or 27.1%, from $7,761,020 in fiscal 2001 to $9,861,599 in fiscal 2002. As a percentage of revenues, direct costs increased from 71.5% in fiscal 2001 to 75.6% in fiscal 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased by $919,432 or 31%, from $2,964,744 in fiscal 2001 to $3,884,176 in fiscal 2002. As a percentage of revenues, selling, general and administrative expenses were 27.3% in 2001 and 29.8% in 2002. Selling, general and administrative expenses increased as a percentage of revenues primarily because of increased administrative and professional consulting fees and the development and opening of National Wireless.

Provision for Income Taxes. The provision for income taxes decreased from $99,000 in fiscal 2001 to $0 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES; FINANCIAL CONDITION

We generally fund our working capital needs from operations. Working capital decreased from approximately $643,000 at December 31, 2001, to a deficit of approximately ($1,388,393) at December 31, 2002. Over the same time period, cash decreased from approximately $448,000, to an overdraft of approximately ($228,000) at December 31, 2002.

At December 31, 2002 the Company is in a negative cash and working capital position and has a net capital deficiency. Management believes that this working capital deficiency can be funded from continuing operations. The Company's majority shareholder, president and Chairman of the Board has informed the Company that he has the ability and intent to advance the Company's cash needs, if necessary, for a short period of time. If the Company experiences a prolonged need for working capital, the Company believes it will be able to raise needed working capital from private placements of debt or equity securities. There can be no assurance, however, that working capital needs will be funded from operations, or that private capital sources will be available on acceptable terms, or at all.

At December 31, 2002, the Company has a $500,000 merchant processing deposit, which is expected to be refunded in May 2003.

To date, inflation has not had a material impact on our financial results. However, inflation could adversely affect our future financial results.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002, as included in this annual report on Form 10-KSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations. The judgments and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

Item 7.  FINANCIAL STATEMENTS

The financial information required in response to this Item is as follows:


                            NATIONAL COMPANIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2002

                            NATIONAL COMPANIES, INC.

                                Table of Contents

Independent Auditor's Report                                       9

Consolidated Balance Sheet                                         10

Consolidated Statements of Operations                              11

Consolidated Statement of Shareholders' Deficit                    12

Consolidated Statements of Cash Flows                              13

Notes to Consolidated Financial Statements                         14 - 17

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT

                            3111 North Andrews Avenue
                         Fort Lauderdale, Florida 33309

                                 (954) 630-9070


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
National Companies, Inc.

I have audited the accompanying consolidated balance sheets of National Companies, Inc. as of December 31, 2002 and 2001 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Companies, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Jarkow
-----------------

April 11, 2003

                    NATIONAL COMPANIES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,  December 31,
                                                                                                             2002         2001
                                                                                                         -----------   -----------
                                                             ASSETS
         Current Assets

               Cash                                                                                               --   $   447,991
               Inventory                                                                                 $    43,937            --
               Prepaid commissions                                                                         7,213,056     4,734,208
               Merchant processing deposit                                                                   500,000            --
               Advance to related company                                                                    500,000     2,143,409
               Income tax refund receivable                                                                  109,000            --
               Other                                                                                          38,386            --
                                                                                                         -----------   -----------
                     Total current assets                                                                  8,404,379     7,325,608

         Prepaid commissions-long term                                                                     2,890,388     3,424,093

         Advance to related company-long term                                                              1,316,853            --

         Equipment and leasehold improvements
             net of accumulated depreciation of $105,836 in 2002 and $44,388 in 2001                         221,199       209,526

         Data base and web site-net of accumulated amortization of $76,000 in 2002 and $57,000 in 2001        19,000        38,000
                                                                                                         -----------   -----------
                                                                                                         $12,851,819   $10,997,227
                                                                                                         ===========   ===========

                                                  LIABILITIES & SHAREHOLDERS' DEFICIT

         Current Liabilities

               Cash overdraft                                                                            $   227,690   $        --
               Accounts payable and accrued liabilities                                                      242,249       258,688
               Income tax payable                                                                                 --        99,000
               Revenue received in advance                                                                 9,322,833     6,325,097
                                                                                                         -----------   -----------
                     Total current liabilities                                                             9,792,772     6,682,785
                                                                                                         -----------   -----------

         Revenue received in advance-long term                                                             3,628,819     4,651,248
                                                                                                         -----------   -----------

         Shareholders' Deficit

               Common stock-par value $.001; 10,000,000 shares authorized,
                    3,575,538 in 2002;  2,500,000 in 2001 issued and outstanding                              97,168        44,682
               Deficit                                                                                      (666,940)     (381,488)
                                                                                                         -----------   -----------
                     Total shareholders' deficit                                                            (569,772)     (336,806)
                                                                                                         -----------   -----------
                                                                                                         $12,851,819   $10,997,227
                                                                                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL COMPANIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002 and 2001

                                                             2002          2001
                                                         -----------   -----------

Revenue
      Sales                                              $12,862,938   $ 9,971,355

      Commissions-related party                                   --       541,935

      Other income                                           173,870       339,102
                                                         -----------   -----------

                                                          13,036,808    10,852,392

Direct costs                                               9,861,599     7,761,020
                                                         -----------   -----------

      Gross profit                                         3,175,209     3,091,372

Selling, general, and administrative expenses              3,884,176     2,964,744
                                                         -----------   -----------

      (Loss) income from operations                         (708,967)      126,628

      Interest income                                        339,515       146,760
                                                         -----------   -----------

(Loss) income before (credit) provision for income tax      (369,452)      273,388

      (Credit) provision for Income tax                      (84,000)       99,000
                                                         -----------   -----------

Net (loss) income                                        $  (285,452)  $   174,388
                                                         ===========   ===========


(Loss) Income per share-basic                            $    (0.086)  $     0.070
                                                         ===========   ===========


Weighted - average common shares outstanding               3,310,335     2,500,000
                                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL COMPANIES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                          Year Ended December 31, 2002

                                                             Common Stock
                                                        ---------------------
                                                          Shares     Amount      Deficit
                                                        ---------   ---------   ---------


Balance December 31, 2000                               2,500,000   $  44,682   $(555,876)

      Net income for the year ended December 31, 2001           --         --     174,388

                                                        ---------   ---------   ---------
Balance December 31, 2001                               2,500,000      44,682    (381,488)

      Common stock issued for services                  1,075,538      52,486          --

      Net (loss) for the year ended December 31, 2002          --          --    (285,452)

                                                        ---------   ---------   ---------
Balance December 31, 2002                               3,575,538   $  97,168   $(666,940)
                                                        =========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL COMPANIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2002 and 2001

                                                                                       2002          2001
                                                                                   -----------    -----------
Cash flows from operating activities
         Net (loss) income                                                         $  (285,452)   $  (174,388)
         Adjustments to reconcile net (loss) income to net cash
           (used) provided by operating activities
                 Issuance of common stock for services                                  52,486             --
                 Depreciation and amortization                                          80,448         53,388
                 (Increase) in inventory                                               (43,937)            --
                 (Increase) in prepaid commissions                                  (1,945,143)    (3,394,306)
                 (Increase) in income tax refund                                      (109,000)            --
                 (Increase) in other assets                                            (38,386)            --
                 Increase (decrease) in accounts payable and accrued liabilities       (16,439)        26,207
                 Increase (decrease) in income tax payable                             (99,000)        99,000
                 Increase in revenue received in advance                             1,975,307      5,067,890
                                                                                   -----------    -----------
                      Total adjustments                                               (143,664)     1,852,179
                                                                                   -----------    -----------

                      Net cash (used) provided by operating activities                (429,116)     2,026,567
                                                                                   -----------    -----------

Cash flows from investing activities
         Purchase of equipment                                                         (73,121)      (238,914)
         (Increase) in merchant processing deposit                                    (500,000)            --
         (Increase) decrease in advance to related company                             326,556     (1,677,775)
         Increase in cash overdraft                                                    227,690             --
                                                                                   -----------    -----------
                      Net cash (used) by investing activities                          (18,875)    (1,916,689)
                                                                                   -----------    -----------

Cash flows from financing activities
         (Decrease) in due to shareholder                                                   --        (50,000)
                                                                                   -----------    -----------
                      Net cash (used) by financing activities                               --        (50,000)
                                                                                   -----------    -----------


Net (decrease) increase in cash                                                       (447,991)        59,878

Cash - beginning                                                                       447,991        388,113
                                                                                   -----------    -----------

Cash - ending                                                                      $         0    $   447,991
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information
         Taxes paid                                                                $    99,000    $        --
                                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


Note 1. Summary of Significant Accounting Policies

Nature of Operations

         The Company is a direct sales organization which sells benefit packages which allows the Company's customers to purchase products and services through affiliated companies and third party vendors.

         The Company created a wholly owned subsidiary which began operations in July 2002. The subsidiary is in the business of selling wireless telephones and accessories to the customers of National Companies, Inc. At December 31, 2002, the consolidation with the parent included the following: Cash $7,977; Inventory $43,939; Equipment (net of depreciation of $8,333) $41,667; Sales $45,814; Cost of Sales $40,079; Selling, General and Administrative Expenses $185,734. In April 2003 the Company is relocating the office to its Florida office in order to eliminate general and administrative expenses of approximately $150,000.

Principles of Consolidation

         The consolidated financial statements include amounts of the subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

         Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Revenue Recognition

         Benefit Package sales, and associated Direct Costs (consisting of commissions), are deferred and recognized over the term of the membership period (two years) on the straight line basis (because the customers buying patterns are random and cannot be predicted).

         Other Income consists of (1) business packages, which assist the independent marketing director to present the Company to prospective new customers and (2) access by the independent marketing directors to the Company's data base. Income is recognized when payment is received.

Cash Concentration

         The Company maintains its cash in bank deposit accounts which may exceed the $100,000 federally insured limits.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


Note 1. Summary of Significant Accounting Policies (continued)

Data Base and Web Site

         The data base and web site was recorded at $95,000, which was the cost to the contributing shareholder. Amortization is computed using the straight-line method over the five year estimated useful life. Maintenance of the web site is expensed as occurred.

Equipment and Leasehold Improvements

         Equipment in 2000 is recorded at $15,000, which was the cost to the contributing shareholder. Depreciation is computed using the straight-line method over the three year estimated useful lives of the assets. Additions for 2001 are as follows: (1) equipment of $146,170 is depreciated using the straight-line method over the three and five year estimated useful lives; (2) leasehold improvement of $49,183 is being depreciated using the straight-line method over the five year life of the lease; (3) a Corvette purchase of $42,921 (for a promotional prize) is recorded at estimated residual value and was purchased by the recipient in 2003. Additions for 2002 are as follows: (1) equipment of $50,000 is depreciated using the straight-line method over the five year estimated useful lives, and (2) leasehold improvements of $23,121 are depreciated using the straight-line method over the remaining years of the lease.

(Loss) Earnings Per Share

         (Loss) earnings per share is calculated by dividing net income by the average number of shares outstanding during the period.

         At December 31, 2002 and 2001 there are no shares that would cause a dilution of (loss) earnings per share.

Note 2. Benefit Package Contracts

         In March 2001, the Company began a time payment program for Benefit Package sales. The contracts are payable over 20 months bearing interest at approximately 18 percent. The amount of contracts entered into during 2002 were $4,445,115 and 2001 were $5,652,270, with the balance to be collected at December 31, 2002 of $4,725,767 and December 31, 2001 of $3,579,984. The
receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001

Note 3. Commitments

         Long-Term Operating Lease-The Company has a commitment under a lease for office space, expiring on August 31, 2006. The following summarizes the future minimum lease payments under the non-cancelable operating lease obligation: for 2003 is $67,854; 2004 is $70,924; 2005 is $73,770 and 2006 is
$50,484.

         Rent expense for 2002 and 2001 was approximately $74,880 and $59,924, respectively.

         The Company has issued options to purchase approximately 7,600,000 shares of its common stock at $5 per share to Independent Marketing Directors. The options may be exercised for a 90 day period after the Company is approved for quotation on the Over The Counter Bulletin Board (OTCBB) or other trading exchange. The Company has not applied for quotation on the OTCBB or any other exchange, nor does it have any current plans to do so.

Note 4. Related Party Transactions

         Affiliated companies-The majority of the Company's products and services are supplied by companies that are owned by the Company's majority shareholder, president and Chairman of the Board of the Company. These affiliated companies sell only to the Company's customers. No revenue is realized by the Company for product or service sold by theses affiliates, except that one affiliate paid a commission, based on product sales, to the Company in 2001. This commission was discontinued for 2002; if not discontinued it would have been approximately $616,000. The revenue received by the Company from this affiliate is reflected in the Statement of Operations as Commissions.

         At December 31, 2002, The Company had advanced to an affiliate, interest free, $1,816,853. The Company anticipates to receive approximately $500,000 in 2003 toward repayment of this obligation. The balance is anticipated to be repaid before the end of 2004.

         An affiliate of the Company is owned by the majority shareholder of the Company who is also the president and Chairman of the Board of the Company and is also the president and Chairman of the Board of the affiliate. The affiliate sold health insurance of two health care providers to customers of the Company. The State of Florida Department of Insurance has initiated proceedings against one health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. The State of Texas Department of Insurance has initiated a receivership proceeding against the other health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. The Company's understanding, that as of April 11, 2003, neither plan is operating or paying claims. The amount of unpaid claims that the Company is aware of as of April 11, 2003 is approximately $652,000.

         Management is unable to assess the effect, if any, this matter will have on the Company. Accordingly, no provision has been made in these financial statements in this matter.

                             NATIONAL COMPANIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


Note 5.  Income Tax

         At December 31, 2002 and 2001, there are no items that give rise to deferred income taxes.

         At December 31, 2001 the effective tax rate is 36%.

         The loss of 2002 was carried back to recover income taxes paid in 2001.

Note 6.  Liquidity

         At December 31, 2002 the Company is in a negative cash and working capital position and has a net capital deficiency. Management believes that this working capital deficiency can be funded from continuing operations. The Company's majority shareholder, president and Chairman of the Board has informed the Company that he has the ability and intent to fund the Company's cash needs, if necessary, for a short period of time. If the Company experiences a prolonged need for working capital, the Company believes it will be able to raise needed working capital from private placements of debt or equity securities. However, there can be no assurance that working capital needs will be funded from operations, or that private capital sources will be available on acceptable terms, or at all.

         At December 31, 2002, the Company has a $500,000 merchant processing deposit, which is expected to be refunded in May 2003.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Matters.

We have had no changes in or disagreements with our independent certified public accountant on accounting and financial disclosure.


PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information for this Item is incorporated by reference to our Information Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report ("Information Statement").


ITEM 10. Executive Compensation

The information for this Item is incorporated by reference to our Information Statement.


ITEM 11. Securities Ownership Of Certain Beneficial Owners And Management

The information for this Item is incorporated by reference to our Information Statement.


Item 12. Certain Relationships and Related Transactions

The information for this Item is incorporated by reference to our Information Statement.

Item 13. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements.

         An index to consolidated financial statements for the year ended December 31, 2002 appears on page 8.

  (2)  Exhibits.

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    ----------------------------------------------------
3(i).1 Articles of Incorporation of National Companies, Inc., a Florida corporation (1)

3(i).2 Articles of Amendment to Articles of Incorporation of National Companies, Inc., a Florida corporation (4)

3(ii)              Bylaws of National Companies, Inc., a Florida corporation (1)

10.1 Office lease for Corporate offices located in Davie, Florida (2)

10.2               General Contract for services between National
                   Companies, Inc. and National Automotive, Inc. (3)

10.3               General Contract for services between National
                   Companies, Inc. and National Health Plans Plus (3)

10.4               General Contract for services between National
                   Companies, Inc. and Team Nationals Products, Inc. (3)

21.1               Registrant's Subsidiaries (5)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)


(1) Incorporated herein by reference to our Registration Statement on Form 10-SB originally filed with the SEC on December 21, 1999.

(2) Incorporated herein by reference to the Company's Form 10-KSB Amendment 1 originally filed with the SEC on May 17, 2001.

(3) Previously filed with Amendment No. 2 to Form SB-2 on October 22, 2001 (SEC File No. 333-63220).

(4)  Previously filed with Amendment No. 3 to Form SB-2 on November 8, 2001.

(5)  Filed herewith.


(b) Reports on Form 8-K.

No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report


Item 14.  Controls and Procedures

Within the 90 days prior to the date of this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls, subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE NATIONAL COMPANIES, INC.
                                         (Registrant)


Date:    April 15, 2003                   By: /s/ Richard L. Loehr
                                         ----------------------------------
                                          Richard L. Loehr, Chairman & CEO


Date:    April 15, 2003                   By: /s/ Carol Boozer
                                         ----------------------------------
                                          Carol Boozer, Vice President and
                                          Principal Financial and
                                          Principal Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature          Title


April 15, 2003          By: /s/ Richard L. Loehr
                       --------------------------
                        Richard L. Loehr, Chairman of the Board


April 15, 2003          By: /s/ Angela Loehr Chrysler
                       ------------------------------
                        Angela Loehr Chrysler, Director


April 15, 2003          By: /s/ Richard Chrysler
                       --------------------------
                        Richard Chrysler, Director


April 15, 2003          By: /s/ Robert Fason
                       -----------------------
                        Robert Fason, Director


April 15, 2003          By: /s/ Les Whitaker
                       ------------------------
                        Les Whitaker, Director

April 15, 2003          By: /s/ Fred Swindle
                                -----------------------
                        Fred Swindle, Director

                                 CERTIFICATIONS

I, Richard L. Loehr certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of National Companies,
     Inc.

2. Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     April 15, 2003

                                              /s/    Richard L. Loehr
                                              --------------------------
                                              Richard L. Loehr
                                              Chairman and President

I, Carol Boozer, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of National Companies,
     Inc.

2. Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     April 15, 2003

                               /s/    Carol Boozer
                               ----------------------------------------------
                               Carol Boozer
                               Vice President and Principal Financial Officer

                                EXHIBIT SCHEDULE

Exhibit         Description

21.1            Registrant's Subsidiaries

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.