Form 10QSB
period 2003-03-31
NATIONAL COMPANIES INC
filed 2003-05-23
CIK 1101216

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2003: 3,575,538 shares of common stock outstanding, $0.001 par value.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I-- FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheet                                  2
                Consolidated Statements of Operations                       3
                Consolidated Statement of Shareholders' Deficit             4
                Statements of Cash Flows                                    5
                Notes to Financial Statements                               6
     Item 2. Management's Discussion and Analysis of Financial Condition    7
     Item 3. Controls and Procedures                                        9
Part II-- OTHER INFORMATION
     Item 1. Legal Proceedings                                              10
     Item 2. Changes in Securities                                          10
     Item 3. Defaults Upon Senior Securities                                10
     Item 4. Submission of Matters to a Vote of Security Holders            10
     Item 5. Other Information                                              10
     Item 6. Exhibits and Reports on Form 8-K                               10
     Signature                                                              10
                                                                            11

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BASIS OF PRESENTATION

As used herein, the term "Company" refers to National Companies, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                     NATIONAL COMPANIES, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,     March 31
                                                                                2002           2003
                                                                            ------------    ------------
                                                                                             (Unaudited)
                                     ASSETS
Current Assets
      Inventory                                                             $     43,937    $     73,927
      Prepaid commissions                                                      7,213,056       7,365,401
      Merchant processing deposit                                                500,000         500,000
      Advance to related company                                                 500,000         500,000
      Income tax refund receivable                                               109,000         109,000
      Other                                                                       38,386           7,977
                                                                            ------------    ------------
            Total current assets                                               8,404,379       8,556,305

Prepaid commissions-long term                                                  2,890,388       3,189,555

Advance to related company-long term                                           1,316,853       1,325,765

Equipment and leasehold improvements
    net of accumulated depreciation of $119,186 in 2003
    and $105,836 in 2002                                                         221,199         206,566

Data base and web site-net of accumulated amortization
    of $80,750 in 2003 and $76,000 in 2002                                        19,000          14,250
                                                                            ------------    ------------
                                                                            $ 12,851,819    $ 13,292,441
                                                                            ============    ============


                       LIABILITIES & SHAREHOLDERS' DEFICIT


Current Liabilities

      Cash overdraft                                                        $    227,690    $     17,525
      Accounts payable and accrued liabilities                                   242,249         318,156
      Revenue received in advance                                              9,322,833       9,444,948
                                                                            ------------    ------------
            Total current liabilities                                          9,792,772       9,780,629
                                                                            ------------    ------------

Revenue received in advance-long term                                          3,628,819       4,002,427
                                                                            ------------    ------------
Shareholders' Deficit

      Common stock-par value $.001; 10,000,000 shares authorized,
           3,575,538 in 2003 and in 2002 issued and outstanding                   97,168          97,168
      Deficit                                                                   (666,940)       (587,783)
                                                                            ------------    ------------
            Total shareholders' deficit                                         (569,772)       (490,615)
                                                                            ------------    ------------
                                                                            $ 12,851,819    $ 13,292,441
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                     NATIONAL COMPANIES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2003 and 2002


                                                           2003          2002
                                                        ---------     ---------
                                                       (Unaudited)   (Unaudited)
Revenue

     Sales                                             $3,482,619     $2,060,821

     Commissions-related party                                 --        123,712

     Other income                                          44,965         56,278
                                                       ----------     ----------

                                                        3,527,584      2,240,811

Direct costs                                            2,552,994      1,550,237
                                                       ----------     ----------

     Gross profit                                         974,590        690,574

Selling, general, and administrative expenses             965,604        671,367
                                                       ----------     ----------

     Income from operations                                 8,986         19,207

     Interest income                                       70,171         10,554
                                                       ----------     ----------

Net income before provision for income tax                 79,157         29,761

     Provision for Income tax                                  --         10,700
                                                       ----------     ----------
Net income                                             $   79,157     $   19,061
                                                       ==========     ==========

Income per share-basic                                 $    0.022     $    0.008
                                                       ==========     ==========

Weighted - average common shares outstanding            3,575,538      2,535,851
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                     NATIONAL COMPANIES, INC. and SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                 March 31, 2003

                                                                 Common Stock
                                                              Shares      Amount      Deficit
                                                             ---------   ---------   ---------
Balance December 31, 2001                                    2,500,000   $  44,682   ($381,488)

      Common stock issued for services                       1,075,538      52,486          --

      Net (loss) for the year ended December 31, 2002               --          --    (285,452)
                                                             ---------   ---------   ---------
Balance December 31, 2002                                    3,575,538   $  97,168    (666,940)

      Net income for the three months ended March 31, 2003          --          --      79,157
                                                             ---------   ---------   ---------
Balance March 31, 2003 (Unaudited)                           3,575,538   $  97,168   ($587,783)
                                                             =========   =========   =========



   The accompanying notes are an integral part of these financial statements.

                     NATIONAL COMPANIES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2003 and 2002

                                                                            2003           2002
                                                                        -----------    -----------
                                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities
        Net income                                                      $    79,157    $    19,061
        Adjustments to reconcile net  income to net cash
          (used) provided by operating activities
               Issuance of common stock for services                             --         52,486
               Depreciation and amortization                                 19,383         16,511
               (Increase) in inventory                                      (29,990)            --
               (Increase) in prepaid commissions                           (451,512)    (1,536,040)
               Decrease in other assets                                      30,409             --
               Increase in accounts payable and accrued liabilities          75,907         82,816
               Increase in income tax payable                                    --         10,700
               Increase in revenue received in advance                      495,723      2,067,087
                                                                        -----------    -----------
                    Total adjustments                                       139,920        693,560
                                                                        -----------    -----------

                    Net cash provided by operating activities               219,077        712,621
                                                                        -----------    -----------
Cash flows from investing activities
        Purchase of equipment                                                    --        (22,792)
        (Increase) decrease in advance to related company                    (8,912)       205,424
                                                                        -----------    -----------
                    Net cash (used) provided  by investing activities        (8,912)       182,632
                                                                        -----------    -----------
Cash flows from financing activities
        (Decrease) in cash overdraft                                       (210,165)            --
                                                                        -----------    -----------
                    Net cash (used) by financing activities                (210,165)            --
                                                                        -----------    -----------

Net increase in cash                                                              0        895,253

Cash - beginning                                                                  0        447,991
                                                                        -----------    -----------
Cash - ending                                                           $         0    $ 1,343,244
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     NATIONAL COMPANIES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31 2003

Note 1.     Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of National Companies, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Company.

Note 2.     Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and March 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Note 3.     Benefit Contracts

The Company's time payment program for Benefit Package sales are payable over 20 months bearing interest of approximately 18 percent. The amount of contracts entered into in the first quarter of 2002 were $1,551,205 and for the three months ended March 31, 2003 were $830,735, with the balance to be collected at March 31, 2002 of $4,172,061 and at March 31, 2003 of $4,865,681. The
receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Note 4.     Subsidiary

The Company created a wholly owned subsidiary and began operations in July 2002. The subsidiary is in the business of selling wireless telephones and accessories to the customers of National Companies, Inc.

Note 5.     Business Segments

The Company is organized into two business segments (See Note 4). Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                             National      National
                                             Companies     Wireless        Total
                                             ----------   ----------    ----------
                   March 31, 2003
                   --------------
Revenue-Benefit Package sales                 3,425,478           --     3,425,478
Revenue-Wireless                                     --       57,141        57,141
                                             ----------   ----------    ----------
     Total                                    3,425,478       57,141     3,482,619
                                             ==========   ==========    ==========


Operating income (loss) before tax benefit       93,204      (14,047)       79,157
Total assets                                 13,170,953      121,488    13,292,441

Note 6.     Contingencies.

An affiliate of the Company is owned by the majority shareholder of the Company who is also the president and Chairman of the Board of the Company and is also the president and Chairman of the Board of the affiliate. The affiliate sold health insurance of two health care providers to customers of the Company. The State of Florida Department of Insurance has initiated proceedings against one health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. The State of Texas Department of Insurance has initiated a receivership proceeding against the other health care provider, asserting that it was operating without a state license and was not a valid ERISA plan exempt from state regulation. It is the Company's understanding, that as of April 11, 2003, neither plan is operating or paying claims. The amount of unpaid claims that the Company is aware of as of April 11, 2003 is approximately $652,000. In addition, three lawsuits have been filed against the Company and the affiliate, asserting claims based upon these and other facts, requesting damages, costs and fees. Management is unable to assess the effect, if any, these matters will have on the Company. Accordingly, no provision has been made in these financial statements in this matter.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
----------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, revenues, expenses, gross margins, cash flows, financial condition, liquidity and net income, as well as factors such as our competitive position, and the demand for the products and services offered through our programs, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to: the strength of the economy and other economic conditions in our markets, including recession, inflation, and deflation; our ability to maintain mutually beneficial relationships with our Independent Marketing directors ("IMDs") and customers; increased competition; the effects of litigation, our ability to generate sufficient cash flows to support capital expansion and general operating activities; changes in laws and regulations; the impact of unforeseen events, including war or terrorist activities; and consumer confidence.

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

12-MONTH PLAN OF OPERATIONS

Over the next twelve (12) months we will focus on increasing the number of independent marketing directors and customers located throughout the United States. We intend to grow and develop our market share with a marketing plan focused on our core business, the sale of benefit packages. Our marketing strategy is at the core of our success. We understand that although the benefit programs and the discounted products and services offered are a key component of our focus, without the proper marketing and direct sales, these benefits will go unsold. The constant focus of our management team will include (i) an emphasis on training, recognition and motivation, (ii) cultivating and attracting both new and strong leaders, (iii) promoting unique offerings of cost-effective products and services, as well as (iv) making executive management available and accessible.

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

RECENT FINANCIAL RESULTS
FISCAL 2003 COMPARED TO FISCAL 2002

REVENUE. To date, sale of benefit packages by our IMDs have accounted for substantially all of our revenues. Revenues for the quarter ended March 31, 2003 were $3,482,619. This represents an increase of 69% as compared to revenues of $2,060,821 for the quarter ended March 31, 2002. Our Net Income from operations for the quarter ended March 31, 2003 was $79,157 as compared to $19,061 for the quarter ended March 31, 2002. By comparison, net income per share on a basic and diluted basis for the quarter ended March 31, 2003 was $0.022 versus a $0.008 for the quarter ended March 31, 2002.

DIRECT COSTS. Direct Costs of services increased from $1,550,237 in the quarter ended March 31, 2002 to $2,552,994 for the quarter ended March 31, 2003. As a percentage of revenues, Direct Costs decreased from 75.2% in the quarter ended March 31, 2002 to 73.3% in the quarter ended March 31, 2003. The increase as a percentage of revenues is due to the fact that our revenue to direct costs varies depending upon sales volume. Historically, the variance is usually within 3 percentage points.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $294,327, or 43.8%, from $671,367 in the quarter ended March 31, 2002 to $965,604 in the quarter ended March 31, 2003. However, as a percentage of revenues, selling, general and administrative expenses decreased from 30% in the quarter ended March 31, 2002 to 27.4% in the quarter ended March 31, 2003. Selling, general and administrative expenses decreased as a percentage of revenues primarily because of the increase in revenue. The dollar increase in selling, general and administrative expenses was caused by increased expenses throughout the system.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund our working capital needs from operations. Working capital increased from a deficit of ($1,388,393) at December 31, 2002, to a deficit of ($1,224,324) at March 31, 2003. Over the same time period, cash increased from an overdraft of ($227,690), to an overdraft of ($17,525) at March 31, 2003.

At March 31, 2003 the Company is in a negative cash and working capital position and has a net capital deficiency. Management believes that this working capital deficiency can be funded from continuing operations. The Company's majority shareholder, president and Chairman of the Board has informed the Company that he has the ability and intent to advance the Company's cash needs, if necessary, for a short period of time. If the Company experiences a prolonged need for working capital, the Company believes it will be able to raise needed working capital from private placements of debt or equity securities. There can be no assurance, however, that working capital needs will be funded from operations, or that private capital sources will be available on acceptable terms, or at all.

At March 31, 2003, the Company has a $500,000 merchant processing deposit, of which $450,000 is expected to be refunded in May 2003.

To date, inflation has not had a material impact on our financial results. However, inflation could adversely affect our future financial results.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at March 31, 2003, as included in this quarterly report on Form 10-QSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations. The judgments and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

ITEM 3.     CONTROLS AND PROCEDURES
-----------------------------------

Within the 90 days prior to the date of this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls, subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is a defendant in three lawsuits that relate to the matters that are described in Note 6. "Contingencies" to the financial statements included in this report. At this time, Management is unable to assess the effect, if any, the matters described in Note 6 will have on the Company.

Item 2.   Changes in Securities.                                     None

Item 3.   Defaults Upon Senior Securities.                           Not
                                                                     Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 30, 2003, the following persons were elected to our Board of Directors through a written consent that was signed by stock holders holding a majority of our common stock: Richard Loehr, Angela Loehr Chrysler, Richard Chrysler, Robert Fason, Fred Swindle and Les Whitaker


Item 5.   Other Information.                                         None

Item 6.   Exhibits and Reports of Form 8-K.                          None

          (a)    Exhibits required by Item 601 of Regulation S-B.

                 The Exhibits listed on the Exhibit Index to this Form 10-QSB are filed as part of this Report.

          (b)    Reports on Form 8-K.                                None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.
                             NATIONAL COMPANIES, INC.

Date:  May 23, 2003          By: /s/ Richard Loehr
                             --------------------------
                             Richard Loehr
                             Chairman and CEO

Date:  May 23, 2003          By: /s/ Carol Boozer
                             --------------------------
                             Carol Boozer
                             Vice President and Principal Financial and
                             Principal Accounting Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May 23, 2003                             /s/ Richard Loehr
                                                    -------------------------
                                                    Richard Loehr
                                                    Chairman and President

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated     May 23, 2003                         /s/ Carol Boozer
                                               -----------------------
                                               Carol Boozer
                                               Vice President and Principal
                                               Financial Officer

                                EXHIBIT SCHEDULE

Exhibit         Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.