Form 10QSB
period 2003-06-30
NATIONAL COMPANIES INC
filed 2003-08-19
CIK 1101216

QUARTERLY REPORT FOR 06/30/03

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2003: 3,575,538 shares of common stock outstanding, $0.001 par value.

                                TABLE OF CONTENTS



 Part I-- FINANCIAL INFORMATION
      Item 1. Financial Statements
                 Consolidated Balance Sheet
                 Consolidated Statements of Operations:
                 Consolidated Statement of Shareholders' Deficit
                 Statements of Cash Flows
                 Notes to Financial Statements
      Item 2. Management's Discussion and Analysis of Financial Condition
      Item 3. Controls and Procedures

 Part II-- OTHER INFORMATION
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K
      Signature

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BASIS OF PRESENTATION

As used herein, the term "Company" refers to National Companies, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six and three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                            NATIONAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,      June 30,
                                                                                            2002           2003
                                                                                       ------------    ------------
                                                                                                        (Unaudited)
                                     ASSETS

        Current Assets
              Cash and cash equivilents                                                $         --         660,869
              Inventory                                                                $     43,937          79,167
              Prepaid commissions                                                         7,213,056       7,287,394
              Merchant processing deposit                                                   500,000          50,000
              Advance to related company                                                    500,000         500,000
              Income tax refund receivable                                                  109,000              --
              Other                                                                          38,386              --
                                                                                       ------------    ------------
                    Total current assets                                                  8,404,379       8,577,430

        Prepaid commissions-long term                                                     2,890,388       3,052,222

        Advance to related company-long term                                              1,316,853       1,291,486

        Equipment and leasehold improvements
            net of accumulated depreciation of $119,186 in 2003 and $105,836 in 2002        221,199         174,550

        Data base and web site-net of accumulated amortization of $85,500 in 2003
            and $76,000 in 2002                                                              19,000           9,500
                                                                                       ------------    ------------
                                                                                       $ 12,851,819    $ 13,105,188
                                                                                       ============    ============



                      LIABILITIES & SHAREHOLDERS' DEFICIT


        Current Liabilities

              Cash overdraft                                                           $    227,690             --
              Accounts payable and accrued liabilities                                      242,249    $    235,143
              Income tax payable                                                                 --          11,000
              Revenue received in advance                                                 9,322,833       9,401,292
                                                                                       ------------    ------------
                    Total current liabilities                                             9,792,772       9,647,435
                                                                                       ------------    ------------
        Revenue received in advance-long term                                             3,628,819       3,864,973
                                                                                       ------------    ------------
        Shareholders' Deficit

              Common stock-par value $.001; 10,000,000 shares authorized,
                   3,575,538 in 2003 and 2002, issued and outstanding                        97,168          97,168
              Deficit                                                                      (666,940)       (504,388)
                                                                                       ------------    ------------
                    Total shareholders' deficit                                            (569,772)       (407,220)
                                                                                       ------------    ------------
                                                                                       $ 12,851,819    $ 13,105,188
                                                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended June 30, 2003 and 2002
                    Six Months Ended June 30, 2003 and 2002


                                                  Six months ended  Six months ended      Three months ended June 30,
                                                    June 30, 2003    June 30, 2002          2003              2002
                                                     ----------        ----------        ----------        ----------
                                                     (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)
Revenue

       Sales                                         $7,034,991        $5,727,335        $3,552,372        $3,666,514

       Commissions-related party                             --           257,043                --           133,331

       Other income                                      77,790           131,196            32,825            74,918
                                                     ----------        ----------        ----------        ----------
                                                      7,112,781         6,115,574         3,585,197         3,874,763

Direct costs                                          5,324,952         4,259,399         2,771,958         2,709,162
                                                     ----------        ----------        ----------        ----------
       Gross profit                                   1,787,829         1,856,175           813,239         1,165,601

Selling, general, and administrative expenses         1,660,719         1,750,127           686,129         1,078,760
                                                     ----------        ----------        ----------        ----------
       Income from operations                           127,110           106,048           127,110            86,841

       Interest income                                  130,442            19,607            60,271             9,053
                                                     ----------        ----------        ----------        ----------
Net income before provision for income tax              257,552           125,655           187,381            95,894

       Provision for Income tax                          95,000            36,000            95,000            25,300
                                                     ----------        ----------        ----------        ----------
Net income                                           $  162,552        $   89,655        $   92,381        $   70,594
                                                     ==========        ==========        ==========        ==========

Income per share-basic                               $    0.045        $    0.029        $    0.026        $    0.020
                                                     ==========        ==========        ==========        ==========

Weighted - average common shares outstanding          3,575,538         3,058,567         3,575,538         3,575,538
                                                     ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                            NATIONAL COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                  June 30, 2003

                                                                      Common Stock
                                                                 Shares           Amount          Deficit
                                                               ---------        ---------        ---------


Balance December 31, 2001                                      2,500,000        $  44,682        ($381,488)

      Common stock issued for services                         1,075,538           52,486               --

      Net (loss) for the year ended December 31, 2002                 --               --         (285,452)
                                                               ---------        ---------        ---------
Balance December 31, 2002                                      3,575,538        $  97,168         (666,940)

      Net income for the six months ended June 30, 2003               --               --          162,552
                                                               ---------        ---------        ---------
Balance June 30, 2003 (Unaudited)                              3,575,538        $  97,168        ($504,388)
             === ====                                          =========        =========        =========


                     NATIONAL COMPANIES, INC. and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2003 and 2002

                                                                                         Six months ended June 30,
                                                                                         2003                 2002
                                                                                      -----------         -----------
                                                                                      (Unaudited)          (Unaudited)
Cash flows from operating activities
        Net income                                                                    $   162,552         $    89,655
        Adjustments to reconcile net  income to net cash
          provided by operating activities
               Issuance of common stock for services                                           --              52,486
               Depreciation and amortization                                               56,149              33,572
               (Increase) in inventory                                                    (35,230)
               (Increase) in prepaid commissions                                         (236,171)         (2,114,943)
               Decrease (increase) in other assets                                         38,385             (45,140)
               (Decrease) increase in accounts payable and accrued liabilities             (7,106)            133,189
               Increase (decrease) in income tax payable-net                               95,000             (63,000)
               Increase in revenue received in advance                                    314,613           2,519,722
                                                                                      -----------         -----------
                    Total adjustments                                                     225,640             515,886
                                                                                      -----------         -----------

                    Net cash provided by operating activities                             388,192             605,541
                                                                                      -----------         -----------
Cash flows from investing activities
        Purchase of equipment                                                                  --             (19,675)
        Refund of income tax                                                               25,000                  --
        Refund of merchant processing deposits                                            450,000                  --
        Decrease (increase) in advance to related company                                  25,367             (19,508)
                                                                                      -----------         -----------
                    Net cash provided (used) by investing activities                      500,367             (39,183)
                                                                                      -----------         -----------

Cash flows from financing activities
        (Decrease)  in cash overdraft                                                    (227,690)                 --
                                                                                      -----------         -----------
Net cash (used) by financing activities                                                  (227,690)                 --
                                                                                      -----------         -----------

Net increase in cash                                                                      660,869             566,358

Cash - beginning                                                                                0             447,991
                                                                                      -----------         -----------
Cash- ending                                                                          $   660,869         $ 1,014,349
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

Note 2.     Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month periods ended June 30, 2003 and June 30, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Note 3.     Benefit Contracts

The Company's time payment program for Benefit Package sales are payable over 20 months bearing interest of approximately 18 percent. The amount of contracts entered into for the three months ending June 30, 2003 were $691,920 and for the three months ended June 30, 2002 were $1,551,205, with the balance to be collected at June 30, 2003 of $4,964,534 and at June 30, 2002 of $4,172,061. The
receivables, and corresponding commissions payable, are not recorded, in compliance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, until received.

Note 4.     Subsidiary

The Company created a wholly owned subsidiary and began operations in July 2002. The subsidiary is in the business of selling wireless telephones and accessories to the customers of National Companies, Inc. In June 2003 the subsidary was merged into the parent.

Note 5.     Contingencies.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, revenues, expenses, gross margins, cash flows, financial condition, liquidity and net income, as well as factors such as our competitive position, and the demand for the products and services offered through our programs, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to: the strength of the economy and other economic conditions in our markets, including recession, inflation, and deflation; our ability to maintain mutually beneficial relationships with our independent marketing directors and customers; increased competition; the effects of litigation, our ability to generate sufficient cash flows to support capital expansion and general operating activities; changes in laws and regulations; the impact of unforeseen events, including war or terrorist activities; and consumer confidence.

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

To distinguish ourselves from the competition, we plan to identify, develop and launch additional services, product lines and strategic alliances. Our strategic partners include United Parcel Service (UPS), Wells Fargo, Mircle Ear, Lenscrafters, Southeastern Gems and The Phoenix American Insurance Group for extended service contracts.

RECENT FINANCIAL RESULTS
FISCAL 2003 COMPARED TO FISCAL 2002

REVENUE. To date, sale of benefit packages by our IMDs have accounted for substantially all of our revenues. Revenues for the quarter ended June 30, 2003 were $3,552,372. This represents a decrease of 3.1% as compared to revenues of $3,666,514 for the quarter ended June 30, 2002. Our Net Income from operations for the quarter ended June 30, 2003 was $92,381 as compared to $70,594 for the quarter ended June 30, 2002. By comparison, net income per share on a basic and diluted basis for the quarter ended June 30, 2003 was $0.026 verses a $0.020 for the quarter ended June 30, 2002.

DIRECT COSTS. Direct Costs of services increased from $2,709,162 in the quarter ended June 30, 2002 to $2,771,958 for the quarter ended June 30, 2003. As a percentage of revenues, Direct Costs increased from 73.9% in the quarter ended June 30, 2002 to 78.0% in the quarter ended June 30, 2003. The increase as a percentage of revenues is due to the fact that our revenue to direct costs varies depending upon sales volume. Historically, the variance is usually within several percentage points.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $392,631, or (36.4%), from $1,078,760 in the quarter ended June 30, 2002 to $686,129 in the quarter ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses decreased from 29.4% in the quarter ended June 30, 2002 to 19.3% in the quarter ended June 30, 2003. Selling, general and administrative expenses decreased primarily because of a decrease in professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund our working capital needs from operations. Working capital increased from a deficit of ($1,388,393) at December 31, 2002, to a deficit of ($1,070,005) at June 30, 2003. Over the same time period, cash increased from an overdraft of ($227,690), to a cash balance of $660,869 at June 30, 2003.

At June 30, 2003 the Company is in a negative cash and working capital position and has a net capital deficiency. Management believes that this working capital deficiency can be funded from continuing operations. The Company's majority shareholder, president and Chairman of the Board has informed the Company that he has the ability and intent to advance the Company's cash needs, if necessary, for a short period of time. If the Company experiences a prolonged need for working capital, the Company believes it will be able to raise needed working capital from private placements of debt or equity securities. There can be no assurance, however, that working capital needs will be funded from operations, or that private capital sources will be available on acceptable terms, or at all.

To date, inflation has not had a material impact on our financial results. However, inflation could adversely affect our future financial results.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at June 30, 2003, as included in this quarterly report on Form 10-QSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations. The judgments and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

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

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.


The Company is a defendant in three lawsuits that relate to the matters that are described in Note 5. "Contingencies" to the financial statements included in this report. At this time, Management is unable to assess the effect, if any, the matters described in Note 5 will have on the Company.

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



                             NATIONAL COMPANIES, INC.

Date:  August 19, 2003       By: /s/ Richard Loehr
                             ------------------------------
                             Richard Loehr
                             Chairman and CEO


Date:  August 19, 2003       By: /s/ Carol Boozer
                             -----------------------------
                             Carol Boozer
                             Vice President and Principal Financial and
                             Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit         Description
-------         -----------

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.